Form 10-Q
period 1995-09-30
TELESCAN INC
filed 1995-11-14
CIK 832175

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTER ENDED     SEPTEMBER 30, 1995
                                         ------------------

                   COMMISSION FILE NUMBER    033-21342 FW
                                             ------------

                               TELESCAN, INC.
                               --------------

                         DELAWARE                   72-1121748
             ------------------------------------------------------
             (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)    Identification No.)


              10550 RICHMOND AVENUE, SUITE 250, HOUSTON, TEXAS
               77042 (Address of principal executive offices)
                                 (Zip Code)

                               (713)  952-1060
                               ---------------
            (Registrant's telephone number, including area code)

               ----------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

        YES    X                                               NO
            _______                                               _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

$.01 par value Common Stock: 10,168,076 as of November 10, 1995

                                 TELESCAN, INC.
                              Report on Form 10-Q
                        Quarter Ended September 30, 1995

                                     INDEX


   PART I.       FINANCIAL INFORMATION

         ITEM    1.       FINANCIAL  STATEMENTS   . . . . . . . . . . . . . . . . . . . . . . . . .         3

         ITEM    2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . .         8


   PART  II.     OTHER INFORMATION

         ITEM      1.     LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

         ITEM      2.     CHANGES IN SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . .        12

         ITEM      3.     DEFAULTS UPON SENIOR SECURITIES   . . . . . . . . . . . . . . . . . . . .        12

         ITEM      4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                          HOLDERS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

         ITEM      5.     OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

         ITEM      6.     EXHIBITS AND REPORTS ON FORM 8-K    . . . . . . . . . . . . . . . . . . .        12



  SIGNATURES              . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              TELESCAN, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                             1995             1994
                                                                                        -------------      ------------
                                    ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                                                            $ 2,191           $     956
    Accounts receivable,  net                                                              1,342                 997
    Receivable from joint venture                                                            385                 242
    Advances to officers and stockholders                                                     66                  76
    Other current assets                                                                     847                 603
                                                                                         -------           ---------
        TOTAL CURRENT ASSETS                                                               4,831               2,874

    Property and equipment, net                                                            2,286               2,233
    Software development costs, net                                                        2,879               2,111
    Software technology rights, net                                                           90                 131
    Capitalized data costs, net                                                              831                 847
    Other, net                                                                               358                 121
                                                                                         -------           ---------
        TOTAL ASSETS                                                                     $11,275           $   8,317
                                                                                         =======           =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                                                     $ 1,191           $   1,081
    Accrued liabilities                                                                      192                  33
    Billings in excess of costs and estimated earnings on
        uncompleted contracts                                                                 97                 118
    Current portion of long-term debt and capital lease obligations                          306                 230
    Amounts due to stockholders and affiliates                                                37                  42
                                                                                         -------           ---------
        TOTAL CURRENT LIABILITIES                                                          1,823               1,504

     Long-term debt                                                                          214                 192
     Capital lease obligations                                                               341                 411

     Minority interest in subsidiary                                                         346                 188

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 10,000,000 shares authorized;                          ---                 ---
         none issued
     Common stock, $.01 par vlaue; 15,000,000 shares authorized;
         10,107,576 and 9,500,471 shares issued and outstanding in
         1995 and 1994, respectively                                                         101                  95
     Additional paid-in capital                                                           14,105              11,307
     Accumulated deficit                                                                  (5,655)             (5,380)
                                                                                         -------           ---------
         TOTAL STOCKHOLDERS' EQUITY                                                        8,551               6,022
                                                                                         -------           ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $11,275           $   8,317
                                                                                         =======           =========

            See notes to condensed consolidated financial statements

                        TELESCAN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30                          SEPTEMBER 30,
                                                       --------------------------         ------------------------------
                                                          1995            1994               1995                1994
                                                       ---------       ----------         ----------          ----------
Revenue:
   Online service                                     $    2,202        $    1,665        $    6,398         $    4,717
   Products                                                  706               405             1,897              1,440
   Contract and license revenue                              718               509             1,828                923
   Contract revenue earned from affiliates                    94               145               308                427
   Other revenue                                              14                 6                23                 29
                                                      ----------        ----------        ----------         ----------
      Total revenue                                        3,734             2,730            10,454              7,536
                                                      ----------        ----------        ----------         ----------


Costs and expenses:
   Cost of revenue - online service                        1,305               973             3,513              2,598
   Cost of revenue - product                                 281               403               832              1,334
   Cost of revenue - other                                   384               404             1,173                898
   Selling expenses                                          891               770             2,283              2,007
   General and administrative expenses                       870               747             2,659              2,362
   Interest expense                                           23                21                66                 26
                                                      ----------        ----------        ----------         ----------
      Total costs and expenses                             3,754             3,318            10,526              9,225
                                                      ----------        ----------        ----------         ----------


Loss before minority interest                                (20)             (588)              (72)            (1,689)
Minority interest in income of subsidiary                    (58)              (64)             (203)               (61)
                                                      ----------        ----------        ----------         ----------
      Net loss                                        $      (78)       $     (652)       $     (275)        $   (1,750)
                                                      ==========        ==========        ==========         ==========



Loss per common share                                 $    (0.01)       $    (0.07)       $    (0.03)        $    (0.18)
                                                      ==========        ==========        ==========         ==========


Weighted average common shares
      outstanding                                          9,864             9,472             9,643              9,463
                                                      ==========        ==========        ==========         ==========





            See notes to condensed consolidated financial statements

                        TELESCAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                  1995              1994
                                                                            -------------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                    $     (275)       $   (1,750)
 Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Minority interest income                                                       203                61
     Depreciation and amortization                                                1,097               834
     Provision for doubtful accounts                                                 42                52
 Changes in assets and liabilities net of effect of purchased business:
     Receivables and advances                                                      (665)           (1,008)
     Other current assets                                                          (100)             (223)
     Accounts payable and accrued liabilities                                       256               (12)
     Billings in excess of costs and estimated earnings
        on uncompleted contracts                                                    (21)              ---
                                                                             ----------        ----------
            Net cash provided (used) by operating activities                        537            (2,046)
                                                                             ----------        ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Net Additions to property and equipment                                       (317)             (718)
     Additions to software development costs                                     (1,121)             (922)
     Additions to capitalized data costs                                           (170)             (232)
     Other                                                                           (3)              (19)
                                                                             ----------        ----------
            Net cash used by investing activities                                (1,611)           (1,891)
                                                                             ----------        ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuances of common stock, net                                2,572                80
      Payments on notes payable and capital lease obligations                      (218)              (62)
      Pro rata distribution to minority interest owner                              (45)              ---
                                                                             ----------        ----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,309                18
                                                                             ----------        ----------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,235            (3,919)

 CASH AND CASH EQUIVALENTS:
       Beginning of period                                                          956             4,846
                                                                             ----------        ----------
       End of period                                                         $    2,191        $      927
                                                                             ==========        ==========


            See notes to condensed consolidated financial statements

NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Telescan, Inc., its wholly owned subsidiary and its 55.58% owned subsidiary, Knowledge Express Data Systems, L.C. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods.

Amounts in the September 30, 1994 condensed consolidated financial statements have been reclassified whenever necessary to conform with the current period's presentation.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994. The results of operations for the nine-month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

NOTE  B -  UNCONSOLIDATED SUBSIDIARY

The Company owns 21.25% of Telebuild, L.C., ("Telebuild") a limited liability company formed in 1990 to develop and market online databases serving the building and construction industry. For the three months ended September 30, 1995 and 1994, Telebuild, incurred net losses of $117,000 and $126,000, respectively. Telebuild, incurred net losses of $377,000 and $316,000 respectively, for the nine months ended September 30, 1995 and 1994.

Selected statement of operations data of Telebuild are as follows (in thousands):

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                         (UNAUDITED)                           (UNAUDITED)
                                                  -----------------------                -----------------------
                                                  1995               1994                1995               1994
                                                  ----               ----                ----               ----
 Revenue                                      $      24           $     18           $     82          $     65
 Cost of revenue                                     59                 61                211               182
 Selling expenses                                    38                 46                117               108
 General and administrative expenses                 44                 37                131                91
                                              ---------           --------           --------          --------
 Net loss                                     $    (117)          $   (126)          $   (377)         $   (316)
                                              =========           ========           ========          ========

As of September 30, 1995, the Company has $412,000 due from Telebuild of which $27,000 had not been billed as of September 30, 1995. This receivable arose from programming, system operations, selling and administrative services provided to Telebuild by the Company.

NOTE C - ACQUISITION

During September 1995, the Company purchased all of the outstanding capital stock of the Entrepreneurs Online, Inc., ("EOL"), in exchange for 43,774 restricted shares of the Company's common stock ("Common Stock") valued at approximately $230,000. EOL operates an online database which links entrepreneurs and providers of services, capital and other resources.

NOTE D - COMMITMENTS AND CONTINGENCIES

In 1986, a stockholder of Telescan, Inc. (predecessor business to D.B. Technology, Inc.) filed suit in the 269th District Court in Texas against the Company, certain stockholders of the Company, and others. The suit sought to set aside the 1986 merger of D.B. Technology and Telescan, Inc., money damages from all defendants, and sums due under alleged promissory notes. The case went to trial in October 1989 and judgment was rendered in favor of the defendants on a directed verdict including an order for the plaintiff to pay certain court costs and certain attorney's fees of Telescan, Inc. Subsequent to an appeal by the stockholder in the Texas Court of Appeals 14th Judicial District, the appellate court remanded the case to trial court. At the conclusion of presentation of evidence, the case was submitted to the jury by means of questions in order to determine issues of liability and damages. Based on a lack of evidence which would impose liability upon Telescan, Inc., no questions were submitted which asked the jury to determine whether or not the Company bears any liability to any plaintiff. A hearing on pending matters, including entry of Judgment, was held April 10, 1995. At the hearing the court ruled that plaintiffs take nothing other than the payment, with interest, of $40,000 in promissory notes in favor of plaintiff Investa, Inc. and Hoggett, which notes preceded the merger. The defendants were awarded attorney's fees and court costs. The Judgment has been entered; however, it is subject to appeal. Management does not believe that any material adverse outcome is reasonably possible nor probable and thus, no qualified disclosure as to range of reasonable possible loss or accrual in the financial statements of probable loss have been made.

NOTE E - SUBSEQUENT EVENT

Subsequent to September 30, 1995, the Company entered into a long-term lease agreement pursuant to which the Company will lease approximately 54,000 square feet of office space in Houston, Texas to house its principal executive offices as well as its marketing, computer operations, and product development activities. The agreement is for an initial term of eleven years, with a one-time cancellation option at the end of the sixth year. The future minimum lease payments will average approximately $665,000 per year over the 11 year term of the lease. The Company's lease on its current facilities expires at the end of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended September 30, 1995, compared with the three months ended September 30, 1994

For the three months ended September 30, 1995, total revenue increased from $2,730,000 to $3,734,000, or 37%, over the three months ended September 30, 1994. Online revenue increased from $1,665,000 to $2,202,000, or 32%, primarily due to continued growth in the number of the online customers. Product revenue increased from $405,000 to $706,000, or 74%, primarily due to the release of the Telescan Investor's Platform for Windows ("TIP") software during the second quarter of 1995. Contract and license revenue increased from $654,000 to $812,000, or 24%, primarily due to a $200,000 license fee earned pursuant to an agreement whereby the Company's stock research and analysis software will be included in a new software bundle which is due to be released during 1996. Under the terms of the agreement, the Company has been guaranteed a minimum of $500,000 of online revenue during the initial one year term of the agreement.

Total cost of revenue increased 11% from $1,780,000 for the three months ended September 30, 1994, to $1,970,000 for the three months ended September 30, 1995. This increase is primarily attributable to the increase in revenue discussed above. As a percentage of total revenue, cost of revenue decreased from 65% to 53% primarily due to the higher margin of the TIP software released in 1995 coupled with the below cost pricing of the 1994 Analyzer sales.

For the three months ended September 30, 1995, the Company earned a gross margin on its online service of $897,000 compared to $692,000 for the comparable period of 1994. Online gross margin as a percentage of online revenue remained relatively constant at 41% and 42% for the three months ended September 30, 1995 and 1994, respectively.

Selling expenses increased 16% from $770,000 for the three months ended September 30, 1994 to $891,000 for the three months ended September 30, 1995. The increase is primarily due to $54,000 of additional commissions paid related to the 74% increase in product sales discussed above coupled with a $32,000 increase in advertising and promotion related to the general release of the TIP software.

General and administrative expenses increased 16% from $747,000 for the three months ended September 30, 1994 to $870,000 for the three months ended September 30, 1995, primarily due to additional salary and consulting fee expense of approximately $63,000 and increased depreciation expense of approximately $26,000.

Nine months ended September 30, 1995, compared with the nine months ended September 30, 1994

For the nine months ended September 30, 1995, total revenue increased from $7,536,000 to $10,454,000, or 39%, over the corresponding period of 1994. Online revenue increased from $4,717,000 to $6,398,000, or 36%, primarily due to continued growth in the number of online customers. Product revenue increased from $1,440,000 to $1,897,000, or 32%, primarily due to the release during the second quarter of the TIP software. Contract and license revenue increased from $1,350,000 to $2,136,000, or 58%, primarily due to Knowledge Express Data Systems' government contract with the Department of Energy which commenced April 1, 1994 and a $200,000 license fee earned pursuant to an agreement whereby the Company's stock research and analysis software will be included in a new software bundle which is due to be released during 1996. Under the terms of the agreement, the Company has been guaranteed a minimum of $500,000 of online revenue during the initial one year term of the agreement.

For the nine months ended September 30, 1995, cost of revenue increased from $4,830,000 to $5,518,000, or 14%, over the nine months ended September 30, 1994. This increase is primarily attributable to the increase in revenue discussed above. As a percentage of total revenue, cost of revenue decreased from 64% to 53% primarily due to the higher margin of the TIP software released in 1995 coupled with the below cost pricing of the 1994 Analyzer sales.

For the nine months ended September 30, 1995, the Company earned a gross margin on its online service of $2,885,000 compared to $2,119,000 for the comparable period of 1994. Online gross margin as a percentage of online revenue remained constant at 45% for the three months ended September 30, 1995 and 1994.

Selling expenses increased 14% from $2,007,000 for the nine months ended September 30, 1994 to $2,283,000 for the nine months ended September 30, 1995. The increase is principally due to an increase in salaries of approximately $132,000, an increase in travel, trade shows and customer training seminar expenses of $130,000, and an additional $118,000 of commissions related to the 32% increase in product sales discussed above, offset by a decrease in advertising expenses of $152,000. The decline in advertising expense is the result of the postponement of major 1995 advertising activities until the release of the TIP product at the end of the second quarter.

General and administrative expenses increased 13% from $2,362,000 for the nine months ended September 30, 1994 to $2,659,000 for the nine months ended September 30, 1995, primarily due to increased salary expense of approximately $227,000 and increased depreciation expense of approximately $110,000, partially offset by a decrease in legal expense of approximately $56,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had cash and cash equivalents aggregating $2,191,000, representing a $1,235,000 increase from December 31, 1994. Operating activities for the nine months ended September 30, 1995, provided $537,000 of cash, principally due to an increase in accounts payable and accrued liabilities of $256,000.

The Company's primary capital requirements are for computer equipment, communications equipment and software development. During the nine months ended September 30, 1995 the Company acquired property and equipment totaling $558,000, of which $241,000 was financed through notes payable or capitalized lease obligations, and expended $1,121,000 on software development costs. The Company estimates that it may make approximately $1,500,000 in capital expenditures over the next twelve months. The Company intends to fund these capital additions through existing cash on hand, cash generated from operations, long-term capital leasing and proceeds from borrowings. The Company currently has a $500,000 line of credit, of which $157,000 was available as of September 30, 1995.

In June 1995, the Company entered into a Stock Purchase Agreement with TransTerra Company ("TransTerra"), whereby TransTerra purchased 243,561 restricted shares of the Company's common stock ("Common Stock") for $1,250,000 and committed to purchase an additional $3,750,000 of Common Stock in three equal installments over a nine-month period, with the number of shares to be issued in each installment calculated based on the average market price of the Common Stock for the preceding quarter. In connection with this agreement, the Company granted certain registration rights to TransTerra. Expected proceeds of approximately $4,900,000 from this series of transactions will be used by the Company for product development, working capital and other general corporate requirements. During September 1995, under the terms of this agreement, TransTerra purchased an additional 184,437 shares of Common Stock for $1,250,000.

The Company believes that the existing cash on hand, cash generated from operations, proceeds from borrowings and the proceeds from the TransTerra Common Stock purchase will be adequate to fund its working capital and other cash requirements over the next twelve months.

For the nine months ended September 30, 1995, aggregate revenue from the Company's online financial database and related product sales accounted for approximately 72% of the Company's total revenue. A downturn in the equity markets could cause a reduction in this revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that the effect of such adverse market conditions would be lessened by its fixed rate billing structure which accounts for approximately 62% of its financial data base revenue. To counter the potential impact, if any, of such a downturn, the Company is broadening its revenue base through agreements with third parties to develop and operate online databases outside the Company's primary market. Also, during the fourth quarter of 1995, the Company plans to begin utilizing its new technology, code-named Sunflower, to efficiently establish additional third party online communication networks without a substantial investment in hardware or software development.

IMPACT OF RELATIONSHIP WITH TELEBUILD, L.C.

During the nine months ended September 30, 1995, the Company performed services under contract for Telebuild, L.C. ("Telebuild") which consisted primarily of software development, operation of an online database system including the uploading of the databases, and selling and administrative services.

For the nine months ended September 30, 1995, the Company recognized $308,000 of contract revenue and incurred $272,000 of expenses related to the Telebuild contract. The Company expects contract revenue and expenses to remain at approximately the same level over the next twelve months.

It is uncertain when Telebuild will reach break-even cash flow levels and be able to meet its operating and capital requirements. As of September 30, 1995, $411,000 was due from Telebuild, $27,000 of which was not billed at that date. Although there have been no formal commitments on the part of JST Technology Center, Inc. ("JST") and Friedman Interests, Inc. ("Friedman Interests"), the Company is confident that JST and Friedman Interests have both the ability and intent to continue to fund Telebuild. The Company bases this belief on the fact that JST and Friedman Interests have funded Telebuild approximately $1,431,000 in the form of capital and advances, and have made assurances to the Company of continued funding. The Company has not provided, is not obligated to provide and has no present or future commitment to provide any funding of Telebuild. In the unlikely event JST and Friedman Interests, either individually or jointly, elect to or are unable to continue funding Telebuild, the Company has been advised that Telebuild will seek other third-party investors as a source of funding. Should Telebuild be unable to obtain such third party funding, the Company would re-evaluate the business prospects of Telebuild and would consider various business alternatives, including the possibility of purchasing additional equity in Telebuild, provided it had the resources to do so.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.
                 Not applicable.

ITEM 2.          CHANGES IN SECURITIES.
                 Not Applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.
                 Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                 Not applicable.

ITEM 5.          OTHER INFORMATION.
                 Not applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

         a)      Exhibits:
                 11 - Statement regarding computation of per share earnings.
                 27 - Financial Data Schedule.
         b)      Reports on Form 8-K:
                 None.

Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TELESCAN, INC.

                               BY:   Karen R. Fohn
                                    ------------------------
                                     Karen R. Fohn
                                     Chief Financial Officer
                                     a duly authorized officer of the Registrant

Date:        November 14, 1995

                                EXHIBIT INDEX

        11 - Statement regarding computation of per share earnings. 27 - Financial Data Schedule.