Form 10-K405
period 1995-12-31
TELESCAN INC
filed 1996-04-01
CIK 832175

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR
(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER: 033-21342 FW

                                 TELESCAN, INC.
             (exact name of Registrant as specified in its charter)

           DELAWARE                                              72-1121748
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     5959 CORPORATE DRIVE, SUITE 2000
        HOUSTON, TEXAS                                              77036
(Address of principal executive offices)                          (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 588-9700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
           NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 25, 1996, based upon the average bid and asked price of the Common Stock on NASDAQ Small-Cap Market for such date, was approximately $37,250,000. The number of outstanding shares of the registrant's Common Stock on March 25, 1996 was 10,263,796.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement related to its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                 TELESCAN, INC.

                             FORM 10-K REPORT INDEX
                                                                        PAGE NO.
PART     I
   Item   1.    Business  ..............................................     2
   Item   2.    Properties  ............................................    14
   Item   3.    Legal Proceedings ......................................    15
   Item   4.    Submission of Matters to a Vote of Security Holders ....    15

PART     II
   Item   5.    Market for Registrant's Common Equity and  Related
                  Stockholder Matters   ................................    16
   Item   6.    Selected Financial Data ................................    17
   Item   7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................    18
   Item   8.    Financial Statements and Supplementary Data ............    23
   Item   9.    Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure  ..............    23

PART     III
   Item  10.    Directors and Executive Officers of the Registrant .....    24
   Item  11.    Executive Compensation  ................................    27
   Item  12.    Security Ownership of Certain Beneficial Owners
                  and Management  ......................................    27
   Item  13.    Certain Relationships and Related Transactions .........    28

PART     IV
   Item  14.    Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K   ...............................    29

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Telescan, Inc., ("Telescan" or the "Company") provides innovative solutions for online technology, sophisticated data retrieval tools and state-of-the-art Internet services. The Company develops, markets, and operates major online networks and Internet sites serving the financial, publishing, home design and building, entertainment and technology transfer industries. The Company's products and services, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems.

The Company's primary product lines are the (1) Telescan system of online financial services and products ("Telescan Financial"), which allow sophisticated investors to obtain financial news and information, perform fundamental and technical analyses and design personalized searches using current and historical information on more than 350,000 global equities, indices and currencies; (2) Computer Sports Network division ("CSN"), which offers online computer sports games to golf and baseball enthusiasts; (3) numerous third party online services which are developed and operated via alliances with third parties in the publishing, entertainment, and home design and building industries; and (4) Knowledge Express Data Systems, L.C. ("KEDS"), which is an online database system for the commercialization and transfer of technology which serves corporations, government agencies, universities, and research institutions.

The Company's online service products contain proprietary software technologies, developed or acquired by the Company, which increase the speed, power and user friendliness of information retrieval in information applications while lowering costs to users. The Company's proprietary technology employs a host hardware configuration connected to an intelligent terminal, which is typically a personal computer. The Company's software enables the user to accomplish a full text search of databases for complex queries, without requiring the use of Boolean logic found in traditional database search technologies. It also employs a proprietary optimal search algorithm to accomplish quantitative analysis. In addition, the Company has developed graphical interfaces for Windows and Internet affiliates.

Revenue is generated in the form of online service fees, product sales and contract revenue. The Company has experienced a significant increase in revenue over the past three years. The higher revenue is primarily attributable to increases in the Company's subscriber base. This subscriber growth, in turn, has resulted from an increase in the online services market, the diversification of the Company's offerings, and the Company's continued investment in customer acquisition through technology development and marketing.

The Company's online revenue is generated from individual subscribers paying annual subscription fees plus recurring monthly usage fees. Product revenue is generated from the sale of online system software, software and service enhancements, major product upgrades and related educational and training products such as books and videotapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the various needs of the sophisticated user. Accordingly, product revenue primarily consists of revenue from product enhancements or major upgrades. The Company's contract revenue is generated from providing contract services to other companies. These contract services include developing, operating and maintaining online database systems as well as providing administrative and marketing services.

The following table summarizes the Company's revenue by product line and type of revenue (dollars in thousands).

                                                                            YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------------
                                                       1995                         1994                       1993
                                             ------------------------      -----------------------     ------------------------
                                                             PERCENT                      PERCENT                      PERCENT
                                              REVENUE        OF TOTAL      REVENUE        OF TOTAL     REVENUE         OF TOTAL
TELESCAN FINANCIAL
    Online Service ......................    $ 7,878           56.2%      $ 6,110           58.3%      $ 4,152           59.7%
    Products ............................      2,243           16.0         1,611           15.4         1,503           21.6
THIRD PARTY
    Online Service ......................        110            0.8            34            0.3            --             --
    Products ............................         37            0.3            19            0.2            --             --
COMPUTER SPORTS NETWORK
    Online Service ......................        639            4.6           313            3.0            91            1.3
    Products ............................         91            0.6           131            1.2            10            0.1
KNOWLEDGE EXPRESS DATA SYSTEMS, L.C
    Online Service ......................        200            1.4           106            1.0           116            1.7
    Products ............................         14            0.1            19            0.2           110            1.6
    Contract revenue ....................      2,114           15.3         1,518           14.5           150            2.2
CONTRACT REVENUE
     Third Parties ......................        212            1.5            38            0.4            32            0.5
     Related Parties:
         Brown/Friedman Partnership .....         --             --            29            0.3           131            1.9
         KEDS(1) ........................         --             --            --             --            22            0.3
         Telebuild ......................        408            2.9           514            4.9           616            8.9
OTHER REVENUE ...........................         43            0.3            35            0.3            17            0.2
                                             -------        --------      -------        --------      -------          -----

TOTAL REVENUE ...........................    $13,989          100.0%      $10,477          100.0%      $ 6,950          100.0%
                                             =======        ========      =======        ========      =======          ======

(1) Net of elimination of intercompany sales subsequent to March 31, 1993, when the Company began consolidating Knowledge Express Data Systems, L.C. as the result of increasing its ownership from 50% to 55.58%


The business of the Company has been operated by the Company or its predecessors since 1983. The Company, which is a Delaware corporation, was incorporated in 1988 under the name "Max Ret, Inc." for the purpose of acquiring or participating in a business opportunity. In 1989 the Company issued 75% of its outstanding common stock ("Common Stock") to acquire all of the outstanding common stock of D.B. Technology, Inc. (dba Telescan, Inc.) ("DB"), and DB's wholly owned subsidiary, CSN. After the acquisition of DB and CSN by the Company, DB was merged into the Company and the Company changed its name from Max Ret, Inc. to Telescan, Inc. In December 1991, CSN was merged into the Company.

Since its formation, the Company has expanded its on-line service offerings through a series of strategic acquisitions, joint ventures and partnerships. In June 1990, the Company issued 420,000 shares of its Common Stock to T.I.C. Software, Inc. in exchange for assets consisting of license and contract rights, proprietary software, several full-text, technology-oriented databases, computers, computer-related equipment and furniture.

In December 1990, the Company entered into a corporate joint venture (as a 50% owner) in Technology Resource Company, for the purpose of marketing and operating the Knowledge Express online database system. During 1991, the corporate joint venture was dissolved and its interests were assigned to Telescan, L.C., a Texas limited liability company, which has since been renamed Knowledge Express Data Systems, L.C.. The Company acquired an additional 5.58% ownership interest in March 1993. Telescan acts under contract as the exclusive system operator of the KEDS database system and provides development, maintenance and operation of the system including the uploading of the databases; programming and development of the systems and end-user software; system operations; and certain other contract services, all of which are charged to KEDS on a "cost plus" basis.

In 1992, in exchange for 100,000 shares of Common Stock, the Company acquired the 15% minority interest of the Screening Technologies partnership ("Screening Tech"), and became the sole owner. Screening Tech developed the Telescan Edge, Prosearch and Mutual Fund Search software programs. The partnership was subsequently merged into the Company.

The Company has a 21.25% equity interest in Telebuild, L.C. ("Telebuild"), a limited liability company formed in 1990 to develop and market online information systems serving the building and construction industry. Telescan provides maintenance and operation of the Telebuild information systems, including the uploading of information; programming and development of the systems and end-user software; system operations; and certain marketing, general and administrative services, all of which it charges to Telebuild on a "cost plus" basis.

INDUSTRY

Online services allow personal computer users to access outside sources of information and interact with other users via telephone line connections channeled through a central host computer. The online services industry includes commercial services targeted exclusively to businesses, such as medical, legal, financial, credit reporting, marketing, and technical databases, and consumer-oriented databases offering a wide range of informational, educational, consumer and entertainment services. The consumer online services market emerged in the early 1980's when business-oriented, online services market began to offer limited services to owners of personal computers. Since that time, both the consumer and business online services markets have grown dramatically in breadth of services offered and in market penetration.

Online services typically include information databases and specialized search and retrieval software maintained by the service provider on a host computer. Interface software, which is used on the customer's computer, permits users to access information through the online system. The service provider usually rents or purchases databases on a non-exclusive basis from third parties and then further develops such databases for use within the provider's online system. Customers typically subscribe to an online system for an initial base charge for which they are granted a license for the interface software needed to access the online services. Following their subscription, customers are typically charged in one of two ways. The most common method used by consumer based services is a periodic subscription fee for which users receive a fixed allotment of time on the online system, after which they are charged on a per-minute basis. The second method bills users at varying per minute rates, according to time actually spent online on the databases. Under both of these methods there are often additional charges for specific services used within the databases.

The industry's dramatic growth in recent years has resulted from a number of key factors which are expected to contribute to continued growth throughout this decade. Some of these key factors include the increasing market awareness of online services and the Internet; growth in the availability, quality and marketing of online products and services; growth in the home and personal computer markets including mobile "laptop" computing; increased use of modems for telecommunications; and the development of alternative access devices such as dedicated communications terminals. The Company believes that as the market continues to expand, important competitive factors will be system performance, product differentiation, quality and quantity of content, user friendliness, price, customer support and effective marketing techniques.


BUSINESS STRATEGY

The Company's mission is to be a worldwide leader in the development of sophisticated interactive online information systems and Internet sites among businesses, individuals, associations and government agencies through the delivery of superior, cost effective data retrieval technology, customer user interface programs and communications services. To achieve this mission, the Company's business strategy is (i) to increase Telescan's customer base and recurring revenue; (ii) to continue investing in the development of new technology; and (iii) to increase current customer usage. There can be no assurance that this strategy will be effective.

Management believes that the continued investment in customer acquisition and the resulting increase in recurring revenue is crucial to the future growth of the Company. This is achieved by creatively marketing its services and exploiting the Company's existing proprietary software technologies in the development of new online systems and Internet sites. Joint marketing relationships with companies selling related products or services and having large, preexisting customer bases are a major source of growth for the Company. Additional growth is achieved by entering into mutually beneficial alliances with associations, publishers and other third parties to jointly develop and market online systems and Internet sites to service their members' or customers' specific needs. Typically the Company is responsible for software design, development and programming services; the partner is responsible for supplying the data and marketing the service; and the net revenues of the project are split.

Developing state-of-the-art technology is key to establishing the Company as a leader in the industry and is important to the long-term growth of the Company. The Company is continually investing its resources in the development of new products and services which provide powerful online capabilities to sophisticated users in a wide range of industries.

Current customers are a valuable Company asset and are a key component in the Company's overall business strategy. With customer acquisition costs so high, increasing current customer usage is the most cost-beneficial method of maximizing internal growth. Increasing usage is accomplished by (i) providing access to an increasing array of comprehensive, high-quality data coupled with powerful and easy to use search and analytical tools; (ii) providing free customer training and support to educate existing customers on the capabilities of the system; and (iii) conducting reactivation campaigns to encourage inactive subscribers to log back onto the system.

                                       5
PRODUCTS AND SERVICES

The Company has attempted to penetrate the market for online services by developing and marketing products that build and expand upon the Company's base technology of proprietary operating systems and user software for database applications. The Company's major product lines include the Telescan system of online financial databases and software programs, CSN, the KEDS service and its numerous third party online services.


TELESCAN FINANCIAL

TELESCAN INVESTORS PLATFORM (TIP) 1.1. Telescan Investors Platform ("TIP") is the MS Windows version of the Company's popular financial research, screening and analysis software. Introduced in June 1995, TIP offers numerous enhancements over the Analyzer 3.0 software. Some of the new features are improved charting capabilities, a unique portfolio-based control for greater flexibility and faster data retrieval, additional database information such as current quotes for all major international exchanges, full-text analysts' reports, a Market Snapshot of major indexes, improved communications options including TCP/IP access and interactive roundtables, a TOP PICKS screening feature, and expanded automation tools. Features such as multi-tasking and graphic toolbars that are inherent in the Windows operating environment make TIP more user-friendly and lead to its improved data presentation options.

TELESCAN ANALYZER 3.0. This is the most recent version of the original Telescan Analyzer product with the capability of accessing other Telescan products, such as Prosearch and Mutual Fund Search. This DOS product features a graphical user interface similar to the Microsoft Windows and Apple Macintosh operating environments. The software allows the user to access the Telescan Database of over 14,000 stocks, 5,600 mutual funds, 60,000 options, 1,000 market indexes and more than 1,200 futures and commodities contracts. Telescan Analyzer 3.0 helps the investor evaluate stock portfolios and mutual fund holdings. Over 80 fundamental and technical indicators such as price, volume, insider trading, key company facts, volume indexes, trend lines, news releases, MACD and relative strength are available for analyzing securities. Users can retrieve historical price and volume charts of up to 23 years of data in less than 8 seconds. They can utilize the Company's powerful relevant text searching technology to screen the news and Securities and Exchange Commission filings databases using simple words and sentences to retrieve desired information ranked in the order of relevance. Additional features include multiple graphs per screen, higher graphics resolution, 9600 baud modem support, mouse interface and pull down menus, and enhanced system integration and visual presentation.

TELESCAN PROSEARCH. Prosearch is a powerful search program that allows the user to develop customer screening routines to select securities that best meet the individual's specific investment goals. The program was designed for serious investors as a tool for identifying stocks to meet virtually any investment objective as defined by a wide variety of fundamental and technical indicators. ProSearch allows the user to select up to 40 parameters from a list of 207 criteria for building a search strategy. The program is shipped with several pre-defined search strategies that can also be used for narrowing the list of potentially profitable investments.

TELESCAN MUTUAL FUND SEARCH. This product is a mutual fund screening program that allows an investor to sort through more than 5,600 mutual funds using the Company's unique scoring system to pick the funds that best fit the user's investment objectives. The selection criteria are grouped into three main categories: purchase requirements, performance and consistency characteristics, and portfolio composition. The investor then chooses up to 30 of the 80 individual criteria contained within the categories to produce a list of the mutual funds best suited to their needs.

TELESCAN ESEARCH. Built as a complement to the ProSearch program, Esearch adds the ability to screen for investment candidates based on earnings estimate information. Earnings estimates are very important to investors in that they are often a preview of Wall Street's positive or negative perception of a particular stock.

QUOTELINK. The Company released the QuoteLink quote and news utility during 1992. This product permits users of competing financial analysis software and spreadsheet programs to download information from the Telescan Database into such programs. QuoteLink is compatible with all the major competitive programs such as AIQ, Metastock, Super Charts, Quicken, Lotus and Excel

OPTIONS SEARCH. This product is a screening program that allows an investor to sort through more than 60,000 options using the Company's unique scoring system to pick the options that best fit the user's investment objectives. The investor chooses up to 30 of the 122 screening criteria to produce a list of the options best suited to their needs.

TELESCAN GATEWAY. Telescan Gateway is an electronic library that brings information to computer terminals. This online library includes domestic and international magazines, newspapers, published papers, indexes, scholarly journals, directories, statistics, and more, from over 800 databases.

WALL STREET CITY. Wall Street City is a comprehensive financial supersite on the Internet designed to provide a central gathering place for financial service providers, advertisers, and the individual investor. The site was launched in February 1996 and is located at http://www.wallstreetcity.com. The site gives Internet users access to a broad array of both free and subscription-based services including real-time quotes, financial market information, product news and data, plus search and analytical tools. The site features a revolutionary "live" stock ticker which allows Internet users to customize a rolling ticker of up to 50 stocks and continuously monitor the price movement of their portfolio. For content providers, such as brokers, banks and public companies, Wall Street City offers a highly targeted medium for reaching the Internet's investment-oriented audience. To develop corporate and product awareness, commercial sponsors of the site can maintain a virtual office or display space in the appropriate building or district with hyper-links to their home pages. Wall Street City graphically resembles lower Manhattan, and is configured into more than twenty information and advertising districts including Corporate Headquarters, the Exchange and the Research District.

TIPNET. TIPnet is one of the two financial Internet web sites created by the Company, and was launched in October 1995. The site, located at http://www.tipnet.com, offers Internet users the ability to access the Company's comprehensive financial database and to analyze the data through a downloadable graph viewer application. TIPnet is the Company's first major Internet effort and is targeted to slightly less sophisticated investors. The site gives them access to most of the research and analysis tools available in the Company's proprietary software, but eliminates the upfront software price which can be a barrier to entry for the lower level investor. TIPnet is a fee-based service and users are charged a flat monthly rate based on the breadth of information they want to access. The site is built on the World Wide Web platform which allows for its graphical navigation, and is designed to appeal to the younger audience typically found on the Internet.

TELESCAN PORTFOLIO MANAGER. Telescan Portfolio Manager is a securities portfolio management program which was developed as a joint venture between the Company and The Pilot Group, Inc. The program offers a wide variety of report options and was designed to provide speed and power in a user friendly manner that forgives many common user mistakes and accepts corrections with ease.

SUNFLOWER. This software development tool, released during 1995, allows the Company to establish proprietary online communication networks for third parties without a substantial investment in hardware or software.

COMPUTER SPORTS NETWORK

THE LINKS TOUR. The Links Tour gaming program allows members to participate in nationally held computer golf tournaments, which closely follow the pro tour. In September 1992, the Company entered into a joint agreement with Access Software, Inc. ("Access") to develop and market an online tournament play interface for the Links 386 Pro golf game produced by Access. Links 386 Pro is one of the top rated golf simulation games on the market and has sold in excess of 1 million copies. The Company provides Access with the data structure and format necessary to upload scores and statistics to the CSN Host Computer; conducts online tournaments; and provides customer support. Access includes Links Tour subscription information in all Links 386 Pro software sold, markets the Links Tour to its existing customers and provides its software to CSN at a distributor discount.

Links users, who are also CSN subscribers, can compete in CSN "sponsored" golf tournaments on both a regional and national level using the CSN interface. CSN members are also able to organize and/or join their own private "clubs." Access' Links 386 Pro provides the graphic golf simulation game and CSN provides the online national tournament format.

GENERAL MANAGER. This program enables fans of APBA major league baseball, a simulated baseball game which has been in existence since 1951, to compete nationally on a network of home computers. The Company's product acts as an online interface to disk-based baseball software, published by APBA, enabling customers to play interactively. The program includes the ability to draft a team of major leaguers, trade players, maintain active reserve rosters, and guide the team through a season of scheduled games.

KNOWLEDGE EXPRESS DATA SYSTEMS

KEDS service is an online database system serving the federal government, universities, and private sector corporations. KEDS serves the needs of business developers, licensing professionals, strategic planners, competitive intelligence directors, research and development managers, scientists and others by allowing access to information about collaborative research and technology licensing opportunities. KEDS produces databases from information gathered from government labs and agencies, universities, non-profit research centers and private sector companies. KEDS not only hosts the databases it produces, but other commercially available databases such as, Corptech, Bioscan, Business News, and Federal Research in Progress. In addition to providing the industry with greater access to information coming from universities and federal laboratories, KEDS proprietary software and search capabilities facilitate better matching of technology sources with industrial partners. This capability is also used by intellectual property and technology transfer managers at universities and federal laboratories to locate and qualify prospects for collaborative research and technology licensing opportunities. The Company is the system operator and joint owner of KEDS.

During 1993, KEDS initiated the LES Online Information Service offering database services to the more than 7,000 individual and organization members of the Licensing Executives Society, an association of technology transfer professionals.

In April 1994, KEDS was awarded a one-year contract from the Department of Energy (the "DOE Contract") under its Technology Reinvestment Program which was subsequently renewed for an additional one year term. Under the terms of the DOE Contract, the Company markets its services in order to obtain subscribers, develops and maintains the required databases, and provides training and customer service to the subscribers. In exchange, the Department of Energy subsidizes online services for up to 1,200 subscribers. The DOE Contract expires March 31, 1996. KEDS has been actively working to convert its subsidized subscribers to paying customers and to expand its non-subsidized subscriber base in order to minimize the impact of the DOE Contract expiration.


THIRD PARTY ONLINE SERVICES

The Company has continued to expand its business outside the Telescan financial and sports online services by forming business alliances with institutions, associations, publishers and other third parties to develop and operate online databases which have been tailored to meet their members' or customers' needs. The Company is responsible for the development and operation of the online database systems and the partners are responsible for providing data and marketing the services. Revenues are split after deducting certain costs as defined in the individual agreements. The Company usually does not receive any revenue from a project until after the service is launched. Costs incurred prior to launch are charged to expense as incurred.

BILLBOARD ONLINE. Billboard OnLine, which is a joint effort of the Company and BPI Communications, L.P. ("BPI"), is a global online network originally launched as a non-Internet service during April 1994 and then launched on the World Wide Web during December 1995. The site, located at http://www.billboard-online.com, offers articles and charts from the current issue of Billboard magazine, along with exclusive editorial features and the opportunity to download Billboard OnLine software. The online service offers its users full access to Billboard magazine's vast electronic library of more than 20,000 charts in all music genres back to 1983, and full text articles dating back to 1991.

HOLLYWOOD REPORTER ONLINE. Hollywood Reporter Online, is a joint effort between the Company and BPI, to develop and operate databases serving the entertainment industry. It will offer users access to the current and archived issues of Hollywood Reporter magazine. In addition, the users will have access to film reviews and news articles relating to TV, film, and music, as well as information on current events and industry developments. The Hollywood Reporter Online service will be launched during 1996.

ADWEEK ONLINE. Adweek Online, which is a joint effort between the Company and BPI, was launched during September 1995 to provide easily accessible information to the advertising industry. It offers users access to full text news and articles from Brandweek, Mediaweek and all six regional editions of Adweek magazine plus instant access to other advertising industry information such as Accounts in Review, Accounts Awarded, the Adweek Client/Brand Directory and details on breaking campaigns. The full searchable database includes archives dating back to January 1992, and is updated weekly.

EDITOR AND PUBLISHER'S AMPERSAND. In August 1993, the Company and The Editor and Publisher Company ("E&P") signed a 10-year agreement for the development and operation of databases servicing the newspaper and advertising industries. It will offer users access to the current issue of E&P magazine, and archived issues dating back to 1988. In addition, users will have access to proprietary E&P databases, and
                                       9

will be able to utilize the ProSearch technology to identify demographic regions, and newspapers servicing those regions to facilitate the targeting of advertising campaigns. The E&P Online service is scheduled to be launched during 1996.

ARTISTS ONLINE. Artists OnLine, which is a joint effort of the Company and Artists OnLine, Ltd., is a global online network launched during March 1996, linking artists and art buyers on the World Wide Web at http://www.onlineart.com. This unique Internet service enables users to obtain complete information on a particular artist or gallery, view their works of art, and contact the artist. The powerful search engine allows users to quickly search for artwork and artists based on a wide range of criteria including the type of art, style, media, price, dimension, color and subject matter.

CONSULTANTS ONLINE. In February 1995, the Company and Consultants-On-Line, Inc. entered into an agreement to develop and operate an online service providing health, safety and environmental information to consultants and users of consulting services in the environmental and occupational health and safety industries. The service will provide users access to business news, Commerce Business Daily, NASA Tech Briefs, and resumes of consultants. In addition, users will be able to access databases including Corptech and Federal Research in Progress. The service is expected to be launched during 1996.

HOME & DESIGN ONLINE. In March 1995, the Company and Home & Design OnLine entered into an agreement to jointly develop the Home & Design Online network which is expected to be launched during 1996. The service will provide a nationwide information and communications platform linking consumers, realtors, builders and all others involved in the buying, selling, building or remodeling of a home. The service will provide access to real estate listings, fine art, home furnishings, product suppliers and manufacturers, codes and regulations and technical data. See Item 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

AIA ONLINE. In August 1992, The Company entered into an agreement with the American Institute of Architects to develop and operate AIA Online, an information and communications network using the proprietary technology of Telebuild. AIA Online, a global electronic network launched during 1993, provides time sensitive access to information used by architects and those associated with the design and construction industry. The network also includes large searchable databases, electronic communications and online ordering of publications, products and services. In addition, architects have access to more than 850 databases which cover a wide range of business needs. See Item 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

PUBLIC INFORMATION ONLINE. In April 1994, the Company and Public Information Online, Inc. entered into an agreement for the development and operation of an online database system to facilitate the distribution of news stories. The service will allow users to deliver unedited press releases via fax, Telescan e-mail, and Internet e-mail. The press releases will be archived in the database and accessible using Telescan's proprietary keyword and relevance search engine. The Public Information service will be launched during 1996.

ENTREPRENEURS ONLINE. In September 1993, the Company and Entrepreneurs OnLine, Inc. ("EOL") entered into an arrangement to develop and operate Entrepreneurs Online network, an online database linking entrepreneurs and providers of services, capital and other resources. The service was launched during 1995. EOL was acquired by the Company during 1995.

                                       10
OTHER

In addition to its online database services, the Company also performs software design, development, and programming under contract for third parties and for related parties. The Company also offers video training tapes, financial books, and monthly newsletters in conjunction with its Telescan financial products.

The Company's online services employ databases that consist of information typically obtained from public and private third-party sources, usually on a non-exclusive basis. Therefore, the Company's business is dependent upon its ability to obtain and maintain, on an ongoing basis, information for inclusion in the Company's databases. Acquisition of databases typically involves the payment by the Company of a one-time fee and/or royalties based on some combination of user subscriptions and actual database usage. Information suppliers typically license access to data on a yearly renewable basis, subject to termination by either party upon 90 to 180 days notice. Government contracts may often be terminated or renegotiated at the option of the government entities. The Company also obtains information pursuant to non-exclusive licenses from private sector information compilers, some of which currently are or in the future may be direct or indirect competitors of the Company. There can be no assurance that the Company will be able to renew its current contracts with data sources, maintain comparable price levels for information acquired, or negotiate additional contracts with data sources as necessary to maintain existing products or introduce new products. Termination of the Company's relationship with one or more of the Company's information suppliers could have a material adverse effect on the Company's operations if the data became available through one of the Company's competitors and if the Company was unable to obtain comparable data through other sources. The Company considers continued access to databases as a critical factor in the competitiveness of its existing products and believes that future product development will depend on the availability of data in specific markets targeted by the Company. However, the Company does not believe at this time that the loss of any single source of data would be detrimental to its business.


MARKETING

The Company's online services are sold to customers for an initial licensing fee followed by monthly charges under either a monthly fixed fee package or on a per minute basis based upon actual online usage. To attract new subscribers for Telescan, CSN and KEDS, the Company typically offers low cost initial trial subscriptions, the cost of which is credited against the normal fee schedule if the customer continues to subscribe after the trial period.

The Company's major marketing objectives for its online services are to increase the number of subscribers, to sell additional products to existing subscribers and to increase average monthly online use per subscriber. The channels for increasing the number of subscribers to Telescan Financial include joint marketing agreements, trade shows and seminars, advertising and direct sales and word-of-mouth.

The Company's primary market has historically been the sophisticated individual investor. The Company has significantly increased its individual investor subscriber base through joint advertising and marketing arrangements with major discount brokerage firms including Fidelity Investments Retail Services, Quick & Reilly, Accutrade, and Charles Schwab & Co., Inc. These marketing arrangements typically call for the brokerage firm to incorporate and package the Telescan Financial software and a gateway to the Telescan database into their software products, or to incorporate an application interface in their software products that allows access to the Telescan database.

                                       11

The Company and Notable Technologies, Inc. a wholly owned subsidiary of McCaw Cellular Communications, Inc. have entered into an agreement calling for the co-marketing of products and services to each other's customer base, the development of an investment research product and the establishment of a wireless network to deliver the Company's financial data to McCaw's cellular phone and pager customers. See Item 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

Because of the breadth and cost effectiveness of the Company's financial online systems, the Company targets users of competitors' financial analysis software packages as a source of online revenue. During 1993, the Company released an application interface product facilitating the downloading of information from the Telescan Database to users of competitors' analysis software. The company has continued to leverage the opportunity to tap the large data downloading market through cooperative alliances with several major charting software publishers including Metastock, Supercharts and AIQ.


MATERIAL CUSTOMERS

Revenue earned under the DOE Contract amounted to 15.1% and 13.7% of consolidated revenue during the year ended December 31, 1995 and 1994, respectively. The DOE Contract expires March 31, 1996. KEDS has been actively working to convert its subsidized subscribers to paying customers and to expand its non-subsidized subscriber base in order to minimize the impact of the contract expiration.


PRODUCT DEVELOPMENT

The Company has developed and acquired proprietary software technologies to make its products easy to use and to achieve efficient searching of extensive databases using simple, non-Boolean logic search queries. Consequently, the Company believes that using its proprietary technologies it can deliver superior online database services. The Company intends to employ its proven software technologies in developing additional products serving new markets and customers.

Telescan's software development staff includes 37 staff programmers who develop new products and provide maintenance support for existing products. During the years ended December 31, 1995, 1994 and 1993, the Company spent approximately $1,600,000, $1,200,000 and $900,000, respectively, for software development activities, all of which was capitalized. All software development costs are charged to expense until technological feasibility is established, after which remaining software production costs are capitalized and amortized over periods ranging from three to five years. The Company also continuously evaluates opportunities to obtain new products through acquisition.


PROPRIETARY RIGHTS

The Company relies upon a combination of contract provisions and copyrights, trademarks, and trade secret laws to protect its proprietary rights in its products. The Company attempts to protect its trade secrets and other proprietary information through software licenses, nondisclosure agreements with product development partners, employees and consultants. Although the Company intends to protect and defend its proprietary rights vigorously, there can be no assurance that these measures will be successful.

                                       12

With respect to software technologies which the Company has licensed to third parties for use in specific applications, the Company has entered into licensing agreements which are intended to protect the proprietary rights of the Company in such technologies. The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. The Company has also obtained federal trademark registration of the name "Telescan" and for the names of many of its leading services.

The Company has filed a patent application with the U.S. Patent and Trademark Office for its new technology, code-named Sunflower and has filed patent applications in certain foreign countries. The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, and the Company is not aware of any current infringement claims from third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future features or contents of services or that any such assertion may not require the Company to enter into royalty arrangements or result in litigation.


COMPUTER AND NETWORK OPERATIONS

The Company's data center computer system consists of commonly available PC processors, disk storage devices and telecommunications equipment, operated by a common operating system which is proprietary to the Company. The Company typically screens and filters incoming data feeds from third parties, using specific software routines, in order to detect errors and certain detectable viruses.

The Company's data center is located at the Company's headquarters facility. The data center has separate air conditioning units and the equipment room has a raised floor. The power system includes power conditioning, backup battery, and full "zero downtime" emergency generator support on site, which is supplied by the facility owner. Data is regularly backed up and stored off-site, and certain data is duplicated on separate storage devices within the data center. The building in which the data center is located has off-hours card key access, card key access to the Company's offices, separate card key access to the data center and 24 hour on site security personnel. The Company believes that data center system redundancy is afforded by the Company's ability to use commonly available computer processors, storage devices, and communications equipment, including the Company's non-data center computer systems, in its data center in case of equipment failure or other emergency. The Company's telecommunications network consists of the public packet switching networks provided by US Sprint and ADP Autonet. Through these networks, subscribers in hundreds of cities in the U.S. and Canada can dial a local number to connect to the Company's online services.

Although the Company believes that its computer and communications hardware systems are adequate for existing operations, the Company has recently purchased additional hardware required in order to accommodate any significant increases in the customer base for the Company's existing products and services, and to accommodate additional products or services.

The Company continually upgrades its computers and peripheral hardware to take advantage of technological advances. Further, the Company believes that future hardware and software advances will serve to improve the performance of the Company's systems. While the Company does not believe that it faces a material risk due to technological changes, there can be no assurance that the Company's existing technology will remain viable or that the Company will be able to achieve technological advances that may be necessary in order to remain viable.

                                       13
COMPETITION

The Company competes with many companies, who operate proprietary and/or online systems, many of which have significantly greater financial, technical, and marketing resources than the Company. In addition, a substantial number of new competitors are entering the online services market as a result of the recent growth and the perceived future opportunities in this market. The Company believes the principal competitive factors in the online services market include system performance, product differentiation, quality and quantity of content, user friendliness, price, customer support and effective marketing techniques. The Company believes that it competes effectively in these areas. Competitive pressures could result in reduced market share, price reductions and increased spending on marketing and product development, which could adversely affect the Company's financial condition and operating results. However, the Company believes that its business strategy of building marketing relationships with larger partners and expanding the range of its online offerings by entering into alliances with associations, publishers and other third parties may serve to lessen the impact of future competitive pressures on the Company.


EMPLOYEES

As of December 31, 1995, the Company had 153 full-time employees, with 29 employed in sales and marketing; 37 in customer service; 14 in computer operations; 37 in product development and maintenance; and 36 in general management and administration. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage.


GOVERNMENTAL REGULATION

The Company is not subject to direct regulation other than regulation generally applicable to businesses. However, changes in the regulatory environment relating to the telecommunications and media industries could have an effect on the Company's business, including regulatory changes which directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone and cable television companies. See "Competition." In addition, although the Federal government research data available through the Company's KEDS online database is intended to be non-confidential, the Company could be liable if data later determined to be confidential was disseminated by the Company through its database. The Company cannot predict the impact, if any, future regulation may have on its business.


ITEM 2.  PROPERTIES

The Company's principal executive offices, as well as its principal marketing, computer operations, and product development activities, are located in leased facilities in Houston, Texas, consisting of a total of approximately 51,500 square feet. The Knowledge Express Data Systems, L.C. subsidiary maintains a marketing and administrative office of approximately 7,400 square feet in Berwyn, Pennsylvania, which is leased. The current aggregate monthly rental for these facilities is approximately $45,000. The leases for Houston and Berwyn facilities will expire in 2007 and 1999, respectively. The Company believes that its facilities are adequate for its present needs and that suitable space will be available to accommodate its anticipated future needs. The Company has a five year option for 15,179 square feet of contiguous office space plus the right of first refusal for an additional 20,103 square feet of contiguous office space.

                                       14
ITEM 3.  LEGAL PROCEEDINGS

In 1986, a stockholder of Telescan, Inc. (predecessor business to D.B. Technology, Inc.) filed suit in the 269th District Court in Texas against the Company, certain stockholders of the Company, and others. The suit sought to set aside the 1986 merger of D.B. Technology and Telescan, Inc., money damages from all defendants, and sums due under alleged promissory notes. The case went to trial in October 1989 and judgment was rendered in favor of the defendants on a directed verdict including an order for the plaintiff to pay certain court costs and certain attorney's fees of Telescan, Inc. Subsequent to an appeal by the stockholder in the Texas Court of Appeals 14th Judicial District, the appellate court remanded the case to trial court. At the conclusion of presentation of evidence, the case was submitted to the jury by means of questions in order to determine issues of liability and damages. Based on a lack of evidence which would impose liability upon Telescan, Inc., no questions were submitted which asked the jury to determine whether or not the Company bears any liability to any plaintiff. A hearing on pending matters, including entry of Judgment, was held April 10, 1995. At the hearing the court ruled that plaintiffs take nothing other than the payment, with interest, of $40,000 in promissory notes in favor of plaintiff Investa, Inc. and Hoggett, which notes preceded the merger. The defendants were awarded attorney's fees and court costs. The Judgment has been entered; however, it is subject to appeal. Management does not believe that any material adverse outcome is reasonably possible nor probable and thus, no qualified disclosure as to a range of reasonable possible loss or accrual in the financial statements of probable loss have been made.

During 1993, the Company replaced a leased telephone system prior to the expiration of the existing rental agreement and ceased further rental payments under such agreement. In April 1994, the lessor filed suit against the Company in the District Court of Harris County, Texas 270th Judicial District, seeking accelerated rental payments of approximately $106,000, together with interest, court costs and legal fees. The Company answered the lawsuit, asserted the defense of failure of consideration and counterclaimed for breach of contract, fraud and Deceptive Trade Practices Act violations by the lessor. On May 26, 1995, the parties entered into an Agreement of Settlement and Mutual Release pursuant to which the Company paid $47,500 to the lessor. The lawsuit was then dismissed without prejudice.

From time to time the Company may be involved in certain other legal actions arising in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1995, there were no matters submitted to a vote of the security holders, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is quoted on the NASDAQ Small-Cap Market under the symbol "TSCN." The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock as reported by the NASDAQ Small-Cap Market. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.


                                                     COMMON STOCK PRICES
                                                 --------------------------
                                                     HIGH            LOW
                                                 ------------    ----------
1994:
    Quarter ended March 31 ..............         $   8.87        $   7.50
    Quarter ended June 30 ...............             7.75            5.00
    Quarter ended September 30 ..........             6.50            4.75
    Quarter ended December 31 ...........             6.00            3.75

1995:
    Quarter ended March 31 ..............         $   6.25        $   4.00
    Quarter ended June 30 ...............             5.87            4.37
    Quarter ended September 30 ..........             7.25            5.75
    Quarter ended December 31 ...........             8.75            5.75


On March 25, 1996, the last closing price of the Company's Common Stock as reported by the NASDAQ Small-Cap Market was $7.13. As of March 25, 1996, the Company had approximately 300 stockholders of record.

DIVIDEND POLICY

The Company has never declared a cash dividend on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business, and therefore, does not anticipate paying any cash dividends in the foreseeable future. The declaration of dividends, if any, in the future would be subject to the discretion of the Board of Directors, which may consider factors such as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others. See "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the five-year period ended December 31, 1995, have been derived from the audited historical consolidated financial statements of the Company. The historical consolidated financial data include the results of operations of acquired businesses from their dates of acquisition. The selected data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's consolidated financial statements and the notes thereto.

STATEMENT OF OPERATIONS DATA:                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------
                                          1995          1994          1993          1992         1991
                                        --------      --------      --------      --------      --------
                                                           (in thousands, except per share data)
Revenue ...........................     $ 13,989      $ 10,477      $  6,950      $  4,219      $  2,982
Cost of online services and
   products........................        6,230         5,196         2,961         1,686         1,186
Cost of contract revenue earned ...        1,539         1,293           761           503           232
Marketing, general & administrative        7,143         6,425         3,265         2,177         1,934
Interest expense, net .............           65            42            21            21            36
Nonrecurring charges (1) ..........           --            --            --            --            92
Minority interest in (income)
  loss of subsidiaries(2)..........         (226)         (152)           70            --           (23)
Equity in loss of joint venture (3)           --            --           (43)         (123)          (30)
                                        --------      --------      --------      --------      --------
Net loss per common share .........     $ (1,214)     $ (2,631)     $    (31)     $   (291)     $   (551)
                                        ========      ========      ========      ========      ========
Net loss ..........................     $  (0.12)     $  (0.28)     $  (0.00)     $  (0.05)     $  (0.11)
                                        ========      ========      ========      ========      ========
Weighted average common and common
  equivalent shares outstanding....        9,777         9,480         7,591         6,438         5,132
                                        ========      ========      ========      ========      ========
BALANCE SHEET DATA:                                            YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------
                                          1995          1994          1993          1992         1991
                                        --------      --------      --------      --------      --------
                                                                 (in thousands)
Working capital (deficit) .........     $  2,143      $  1,369      $  5,174      $  1,401      $   (183)
Total assets ......................       10,859         8,317        10,047         4,202         1,831
Total long-term obligations .......          488           603           312            75           126
Total stockholders' equity ........        7,965         6,022         8,617         3,607           994

(1) Nonrecurring charges for 1991 consist of approximately $16,000 in tax penalties paid to the Internal Revenue Service, $19,000 representing the recognition of a previously unrecorded liability, approximately $26,000 related to current period payments to a contract employee for services rendered in prior years, and certain other expenses.

(2) Reflects minority interest in Knowledge Express Data Systems, L.C. in 1994 and 1993 and Screening Technologies partnership in 1991.

(3) Reflects recognition of losses of Knowledge Express Data Systems, L.C. of which the Company is currently a 55.58% owner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes, and "Item 6 - SELECTED FINANCIAL DATA" included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

OVERVIEW

Telescan is an industry leader in providing innovative solutions for online technology, sophisticated data retrieval tools and Internet services. The Company develops, markets, and operates major online networks and Internet sites serving the financial, publishing, home design and building, entertainment and technology transfer industries. The Company's products and services, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems.

The Company's primary product lines are the (1) Telescan system of online financial databases and software tools which allow sophisticated investors to obtain financial news and information and to design a variety of sophisticated searches and perform fundamental and technical analyses using current and historical financial information on more than 350,000 global equities, indices and currencies; (2) CSN, which offers online computer sports games to golf and baseball enthusiasts; (3) numerous third party online services which are developed and operated via alliances with third parties in the publishing, entertainment, and home design and building industries; and (4) KEDS, which is an online database system for the commercialization and transfer of technology serving corporations, government agencies, universities, and research institutions. The Company owns 55.58% of KEDS and acts under contract as the exclusive system operator.

Revenue is generated in the form of online service fees, product sales and contract revenue. The Company has experienced a significant increase in revenue over the past three years. The higher revenue is primarily attributable to increases in the Company's subscriber base and the DOE Contract. The subscriber growth, is a result of the growth in the online services industry, the diversification of the Company's offerings, and the Company's continued investment in customer acquisition through technology development and marketing.

The Company's online revenue is generated primarily from individual subscribers paying annual subscription fees plus recurring monthly usage fees. Until recently, the monthly usage fees for the Company's financial online service were based upon actual hours of prime time and non-prime time usage, with prime-time hours charged at a premium. In December 1995, after negotiating more favorable contracts with several of its communications providers and data vendors, the Company implemented a new fixed rate pricing plan for the Telescan Financial online service, whereby all customers are charged a flat monthly fee for a specified number of hours, with no stipulations as to time of day access. Under the terms of the plan, financial customers will now have free access to several services which were previously available only for a surcharge. The Company will benefit from having a predictable base of recurring monthly revenue and should see future reductions in its incremental communications costs. The Company's other online services should also benefit from future reductions in incremental communication costs under the new telecommunications contract.

The Company's incremental online operating expenses primarily include telecommunications costs, royalties and customer service expenses, while fixed online operating costs include data costs, amortization of software development and amortization of capitalized data. On a going forward basis, telecommunications cost will become semi-variable due to new "per port" contract. As a result of this mixed cost structure, the online gross margin rate will typically increase as online revenue increases and will decrease as online revenue decreases.

Product revenue is primarily generated from the sale of online access software, software and service enhancements, major product upgrades and related educational and training products such as books and videotapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the needs of the more sophisticated user. Accordingly, product revenue principally represents revenue from product enhancements or major upgrades. During 1995, the first version of Telescan Investor's Platform for Windows ("TIP") software was released and generated a significant increase in product revenue.

Product costs are variable in nature and include production, duplication, royalties and distribution costs. Due to the variable nature of these costs, increases or decreases in product revenue typically do not impact the gross margin rate. In 1994 however, the Company made a strategic decision to lower the price of its Analyzer software product below cost in order to increase its online subscriber base. While this campaign resulted in an increase in customers and an increase in recurring online revenue for future periods, it significantly lowered the product sales gross margin rate for 1994.

The Company's contract revenue is generated from providing contract services to other companies which include developing, operating and maintaining online database systems as well as providing administrative and marketing services. Contract revenue has increased primarily due to the Department of Energy ("DOE") contract awarded to KEDS in April 1994. Under the terms of the contract, the Company is responsible for the development, marketing and operation of an online service enabling technology transfer among universities, federal laboratories, and small to medium sized businesses. In exchange, DOE subsidizes online services for up to 1,200 subscribers, pursuant to which $2,114,000 and $1,434,000 of contract revenue and $934,000 and $659,000 of gross margin was recognized by the Company during 1995 and 1994, respectively. The DOE Contract expires in March 1996. To counter the impact of the expiration of the Contract, KEDS has been actively working to expand its unsubsidized subscriber base. Since the beginning of 1995, the number of unsubsidized subscribers has increased 270% from 683 to 1,853. This represents an increase in monthly revenue from unsubsidized subscribers of $13,000 per month during the first quarter of 1995 to $39,000 per month during the first quarter of 1996. Management will continue to closely monitor the operating results of KEDS, and will make modifications, if necessary, to optimize KEDS' operating results subsequent to the expiration of this contract. See Item 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
                                       19
1995 COMPARED TO 1994

Total revenue increased $3,512,000, or 34%, from $10,477,000 for the year ended December 31, 1994, to $13,989,000 for the year ended December 31, 1995. Online revenue, which consists primarily of recurring revenue, increased $2,263,000, or 35%, from $6,564,000 for fiscal 1994 to $8,827,000 for fiscal 1995, primarily due to continued growth in the number of online customers. Product revenue increased $606,000, or 34%, from $1,779,000 in 1994 to $2,385,000 in fiscal
1995, primarily due to the 1995 release of Telescan Investor's Platform for Windows. Contract and license revenue increased $635,000, or 30%, from $2,099,000 to $2,734,000, primarily due to the DOE Contract, which commenced April 1, 1994, and a $200,000 license fee earned pursuant to an agreement with a major financial services institution, whereby the Company's financial software will be included in a new software bundle due to be released during 1996. Under the terms of this agreement, the Company has been guaranteed a minimum of $500,000 of online revenue within 12 months after the software bundle is released, although the actual amounts could be higher.

For the year ended December 31, 1995, total cost of revenue increased from $6,489,000 in fiscal 1994 to $7,769,000 in fiscal 1995, a $1,280,000, or 20%
increase. This increase is primarily attributable to the increase in revenue discussed above. As a percentage of total revenue, cost of revenue decreased from 62% to 56% primarily due to the higher margin TIP software released in 1995 coupled with the below cost pricing of the 1994 Analyzer sales.

For the year ended December 31, 1995, the Company earned a gross margin on its online service revenue of $3,854,000 compared to $2,972,000 for the comparable period of 1994. Online gross margin as a percentage of online revenue remained relatively constant at 44% and 45% for the year ended December 31, 1995 and 1994.

For the year ended December 31, 1995, the Company earned a gross margin on its product revenue of $1,128,000 compared to $175,000 for the comparable period of 1994. Product gross margin as a percentage of product revenue increased from 10% to 47% primarily due to the higher margin TIP software released in 1995 coupled with the below cost pricing of the 1994 Analyzer sales.

Marketing expenses increased 4% from $3,169,000 for the year ended December 31, 1994 to $3,284,000 for the year ended December 31, 1995 primarily as a result of the Company's continuing commitment to customer acquisition. The increase includes an additional $213,000 in marketing personnel salaries and $118,000 of additional commission expense directly related to the 34% increase in product sales discussed above. These increases were offset by a decrease in advertising and sales promotion expenses of $342,000, which is a result of the postponement of major 1995 advertising activities until the release of TIP at the end of the second quarter.

General and administrative expenses increased 19% from $3,256,000 for the year ended December 31, 1994 to $3,859,000 for the year ended December 31, 1995, primarily due to increased salary expense of approximately $394,000 and increased depreciation and amortization expense of approximately $168,000.

The net loss during the fourth quarter of 1995 was $939,000, or $0.09 per share verses $873,000, or $0.09 per share during the same period of the prior year.

                                       20
1994 COMPARED TO 1993

For the year ended December 31, 1994, total revenues of $10,477,000 were $3,527,000, or 51%, higher than the same period 1993 total revenues of $6,950,000, principally due to a $2,205,000, or 51%, increase in online service revenue together with a $1,148,000, or 121%, increase in contract revenue principally as the result of the DOE Contract acquired by KEDS in the first quarter of 1994. The online service revenue increase was principally the result of increased online volume primarily resulting from growth in the number of the Company's online customers. This increase is attributable to the higher level of advertising employed by the Company during the year ended December 31, 1994 as compared to the same period of 1993. In conjunction with increased advertising in 1994, the Company sharply reduced the price of its Analyzer product on January 1, 1994, which resulted in the shipment of approximately 39,000 Analyzer units during the year ended December 31, 1994, compared to approximately 6,400 units shipped in the same 1993 period.

For the year ended December 31, 1994, the Company's gross margin was $3,988,000, representing an increase of $760,000 compared to the corresponding 1993 period's gross margin of $3,228,000. The overall increase in gross margin primarily reflects increases of $992,000 and $616,000, respectively, in the online and contract gross margins offset by a decline of $867,000 in gross margin from the product revenues. For the year ended December 31, 1994 and 1993, the online service gross margins remained constant at 45% of their respective online revenues. Product gross margins were 10% and 64% for the respective years ended December 31, 1994 and 1993, with the margin decline primarily reflecting the lowered price of the Analyzer product below cost, together with a lower margin sales mix of other products. Gross margin earned on contracts for the year ended December 31, 1994 improved to 38% from 20% for the same period of the prior year, primarily as the result of the DOE Contract.

Marketing expense increased $1,763,000 to $3,169,000 during the year ended December 31, 1994 from $1,406,000 in the same 1993 period, due primarily to higher advertising expenses of approximately $1,000,000 and higher salary expense of approximately $490,000 principally related to the hiring of additional personnel. At December 31, 1994, the number of employees involved in selling-related functions was 30, compared to 22 at December 31, 1993.

Prior to the third quarter of 1994, the Company capitalized direct-response advertising costs and amortized such costs on the straight-line method over 12 months. Beginning in the third quarter of 1994, direct-response advertising costs are expensed in the year in which they were incurred to preclude carrying such costs over from one year to the next. Although the foregoing had no material effect on the Company's historical 1994 results of operations for the first three quarters of the year, advertising expense in the fourth quarter of 1994 was approximately $350,000 higher than otherwise would have been reported.

General and administrative expense increased $1,397,000 from $1,859,000 in the year ended December 31, 1993 to $3,256,000 in the year ended December 31, 1994, due primarily to increased legal expense, approximately $580,000 of increased salary and related fringe benefit expenses, approximately $255,000 of increased depreciation expense and approximately $130,000 of higher building rent expense. At December 31, 1994 and 1993, the numbers of administrative employees totaled 72 and 50, respectively. Legal expense, which included a $28,000 settlement of a lawsuit, increased approximately $240,000, reflecting unusually high corporate development activity and litigation matters principally involving the Hoggett Litigation, as discussed in Note 9 to the Company's Consolidated Financial Statements.
                                       21

For the year ended December 31, 1994, the Company incurred a net loss of $2,631,000 compared to a net loss of $31,000 for the corresponding 1993 period principally as the result of higher selling, general and administrative expenses together with a decrease in the product revenue margin partially offset by increased gross margins associated with online and contract revenue.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had cash and cash equivalents aggregating $1,796,000, which represents an $840,000 increase over the prior year. Net cash provided by operating activities was $551,000 for the year ended December 31, 1995 compared to cash used by operations of $1,562,000 for the year ended December 31, 1994. This $2,113,000 increase in cash provided by operations was primarily due to improved operating results adjusted for non-cash items, including $1,552,000 of depreciation and amortization during 1995.


The Company's primary capital needs are for (1) the continued investment in technology through its software development activities, (2) the purchase of capitalized data and (3) the purchase of computers and communications equipment. During the year ended December 31, 1995, the Company invested $1,566,000 in software development costs and acquired property and equipment totaling $450,000, of which $292,000 was financed. The Company estimates that it may invest an additional $2 million in capital expenditures over the next twelve months. The Company intends to fund these capital additions through existing cash on hand, cash generated from operations, long-term capital leasing and proceeds from borrowings.

In June 1995, the Company entered into a Stock Purchase Agreement with TransTerra Company ("TransTerra"), whereby TransTerra agreed to purchase $5 million of the Company's common stock ("Common Stock") in four equal installments over a nine month period. The number of restricted shares of Common Stock to be issued for each installment is calculated based upon the average market price of the Common Stock over the preceding quarter. In connection with this agreement, the Company granted certain registration rights to TransTerra and allowed TransTerra to appoint a representative to the Board of Directors. Net proceeds of approximately $4,900,000 from this series of transactions are being used by the Company for technology development, working capital and other general corporate requirements. During 1995, pursuant to the terms of this agreement, 427,998 shares of restricted Common Stock were issued for total consideration of $2.5 million. An additional 173,459 shares were issued in January 1996 in exchange for the third installment of $1,250,000.

The Company believes that the existing cash on hand, cash generated from operations, proceeds from borrowings and the proceeds from the TransTerra Common Stock purchase will be adequate to fund its working capital and other cash requirements over the next twelve months.

Aggregate revenue from the Company's online financial database and related product sales accounted for approximately 72% and 74% of the Company's total revenue for the year ended December 31, 1995 and 1994, respectively. A downturn in the equity markets could cause a reduction in this revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that the effect of such adverse market conditions would be lessened by its fixed rate billing structure. To counter the potential impact, if any, of such a downturn, the Company is broadening its revenue base through its alliances with third parties to develop and operate online databases and Internet sites outside the Company's primary market. Also, during the fourth quarter of 1995, the Company began utilizing its new technology, code-

                                       22

named Sunflower, which will allow the Company to efficiently establish additional third party online communication networks without a substantial investment in hardware or software development.

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement is effective for fiscal years beginning after December 15, 1995. Management does not believe that adoption of this pronouncement in 1996 will have a material impact on its financial statements.

The FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation", effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings and earnings per share would have been if the new rules had been adopted. Management intends to adopt the disclosure requirements of this statement in 1996.


SEASONALITY

The Company does not believe that seasonality has a discernible effect on the Company's aggregate results of operations, which is influenced by an array of other diverse factors, including general economic and stock market conditions, new product releases, and the existence or absence of significant contracts.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are filed pursuant to Item 14 (a)1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS

The Company's directors and executive officers are as follows:

NAME                        AGE                      POSITION
- -----------------------  ----------      ------------------------------------
David L. Brown              55           Director, Chairman and Chief
                                             Executive Officer

Richard K. Carlin           40           Director, Vice Chairman and Senior
                                              Vice President

Roger C. Wadsworth          48           Director and Senior Vice President

Karen R. Fohn               35           Chief Financial Officer

Luiz V. Alvim               65           Executive Vice President and "Acting"
                                             Chief Operating Officer

William T. Melton           59           Vice President

Neil S. Waldman             39           Vice President

Tracy N. Curry              31           Vice President

Joseph F. Frantz II         32           Vice President

J. Joseph Ricketts          54           Director

Ronald W. Hart, Ph.D.       54           Director

Burt H. Keenan              57           Director

William D. Savoy            31           Director

Stephen C. Wood             44           Director

Each director holds office until the next annual meeting of stockholders or until his successor has been elected and qualified. The Compensation Committee and Audit Committee of the Board of Directors is composed of Messrs. Ricketts, Hart, Keenan, Savoy, and Wood.

David L. Brown, Chairman of the Board and CEO, has served as a director of the Company since 1989. Mr. Brown is co-author of CYBER-INVESTING: CRACKING WALL STREET WITH YOUR PERSONAL COMPUTER, a book on computerized investing, published by John Wiley & Sons, Inc. From 1978 to 1986, Mr. Brown was president and, from 1978 to 1986 and from 1992 to 1993, a director of Time Energy Systems, Inc., a public company, which changed its name to ACR Group, Inc. He has served as chairman of the U.S. Science and Technology Commission for the Emerging Leaders Summit Conference series with the USSR. For the past nine years, he has served as a director of the Alliance for Aging Research, based in Washington, D.C. He has also served as chairman of the New Millennium Committee of the Planetary Society, a group based in Pasadena, California, which supports space exploration. He has served as chairman of the Advisory Board of the Southwest Council of Public CEOs and on the boards of several banks and financial institutions. Mr. Brown began his career in the space program at NASA, where he headed the team of engineers who designed the landing gear for the first lunar module. Mr. Brown holds a B.S. degree in mechanical engineering from the University of Pittsburgh and an M.B.A. from the University of Houston.

                                       24

Dr. Richard K. Carlin, Vice Chairman of the Board and Senior Vice President, was one of the founders of Telescan and has served as a director of the Company since 1989. From 1988 to April 1990, Dr. Carlin served as the director of Technology Information Center, a subsidiary of Maxwell Communications, where he managed the development and maintenance of a technology transfer online database. From 1983 to 1988, he was with D.B. Technology, Inc., the predecessor to the Company. From 1981 to 1983, Dr. Carlin was assistant professor at Rockefeller University. Dr. Carlin holds a B.S. degree in biophysical sciences from the University of Houston and a Ph.D. in biochemistry, also from the University of Houston.

Roger C. Wadsworth, Senior Vice President, has served as a director since 1989. From 1988 to 1990, Mr. Wadsworth served as President of the Company. From 1983 to 1988, Mr. Wadsworth was employed as vice-president of Information Management Services, Inc., in Houston, Texas, where he provided management services to investment vehicles such as limited partnerships and joint ventures. From 1979 to 1983 he served as co-owner of D. Russell Smith Associates, a restaurant and tenant finish general contractor. Mr. Wadsworth holds a B.B.A. from the University of Houston.

Karen R. Fohn, Chief Financial Officer, came to Telescan in September 1995 from TransAmerican Waste Industries, Inc., where she served as Corporate Controller since 1992. From 1990 to 1992, Ms. Fohn was employed as External Reporting Manager for Sanifill, Inc.. From 1985 to 1990, she was an Audit Manager for Ernst & Young. Ms. Fohn is a Certified Public Accountant and holds a B.S. in accounting from Louisiana State University.

Luiz V. Alvim was appointed Executive Vice President and "Acting" Chief Operating Officer of Telescan in March 1996, after having served as the Company's Director of Financial Research and Chairman of the International Committee since 1994. From 1988 to 1994, Mr. Alvim held the position of Executive Vice President and Chief Operating Officer of PanAtlantica SA.

William T. Melton, Vice President of the Company since January 1995, previously held the position of Manager of Project Development. Before joining the Company in October 1993, Mr. Melton served as a Project Manager with International Business Machines, Inc., having previously served in other sales positions as a 30-year employee of that company. Mr. Melton holds both a B.S. in Business Administration and an M.B.A. from the University of Arkansas.

Neil S. Waldman, Vice President of the Company since May 1995, previously held the position of Director of Institutional Sales. Before joining the Company in 1993, Mr. Waldman was employed as Manager Business Development for IDD Information Services, Inc. where he was instrumental in the introduction of three new products for the investment management and brokerage communities. From 1989 to 1991 Mr. Waldman served as Vice President of Sales and Marketing for Vista Computer, Inc. where he directed sales and marketing for the developer of integrated software solution targeted at international commodities traders. Mr. Waldman holds a B.S. in Business Administration from Northeastern University.

Tracy N. Curry, Vice President of the Company since February 1996, previously held the positions of Director of Marketing and Marketing Manager. Ms. Curry came to Telescan from Utopia Spring Water, Inc. where she was instrumental in the successful positioning of a product which fueled significant growth. From 1989 to 1991 Ms. Curry served as a Marketing Coordinator for Blue Bell Creameries, Inc. where she spearheaded a marketing campaign for the nation's first dietary ice cream. Ms. Curry holds a B.B.A in Marketing from the University of Texas at Austin.
                                       25

Joseph F. Frantz II, Vice President of the Company since May 1995, previously held the positions of Computer Operations Manager, End-User Software Product Manager and Senior Programmer. Mr. Frantz joined the Company in 1987 as a Technical Support Representative. Mr. Frantz holds a B.S. in Applied Mathematics from the University of Houston and a M.S. in Management Computing and Systems from Houston Baptist University.

Dr. Ronald W. Hart has been a Distinguished Scientist in Residence for the Food and Drug Administration, Public Health Service, since 1992. From 1980 to 1992, he was the Director for the National Center for Toxicological Research, Food and Drug Administration, Public Health Service, Department of Health and Human Services in Jefferson, Arkansas. From 1987 to 1993, Dr. Hart served on the Board of Directors of First Commercial Bank Corporation of Little Rock, Arkansas. Dr. Hart has received over 30 awards and recognition for his research and administrative accomplishments and is an internationally recognized scientist and science manager holding the position of distinguished professor at a number of universities and colleges, including Cairo University, Cairo, Egypt; Gangzou University, Gangzou, China; Moscow State University, Moscow, Russia. Dr. Hart also serves as a professor at the University of Arkansas for Medical Sciences and the University of Tennessee Center for Health Sciences. Dr. Hart has published over 500 manuscripts on various topics, including research management and administration and is a fellow of the American College of Toxicology, American Association for the Advancement of Science, and the Gerontology Society of America. Dr. Hart received his B.A. in 1967 from Syracuse University, an M.S. in 1970, and a Ph.D. in 1971 at the University of Illinois, Urbana. Dr. Hart has been a director since 1990.

J. Joseph Ricketts currently serves as Chairman and Chief Executive Officer of TransTerra Co., a financial services holding company. TransTerra was purchased by Mr. Ricketts in 1975, and he continues to manage the Company and is the principal stockholder. Mr. Ricketts also serves on the Board of CSS, Inc., a software development consortium, and is on the Advisory Committee of Roundtable Partners, L.L.C., a securities trading firm. He is also a newly elected member of the District Committee of the National Association of Securities Dealers, Inc. Mr. Ricketts is a resident of Omaha, Nebraska, and is a graduate of Creighton University with a major in economics. Mr. Ricketts has been a director since July 1995.

Burt H. Keenan has been an associate with Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, since 1987. Prior to 1987, Mr. Keenan was the Chairman and Chief Executive Officer of Offshore Logistics, Inc., a publicly held oil and gas service company operating a fleet of marine service vessels and helicopters worldwide. Mr. Keenan received his bachelor and masters degrees in business administration from Tulane University. Mr. Keenan has been a director since 1989.

William D. Savoy currently serves as Vice President of Vulcan Ventures Incorporated, a venture capital fund controlled by Paul G. Allen, co-founder of Microsoft Corporation. Vulcan is a significant stockholder of the Company. From 1987 until November 1990, Mr. Savoy was employed by Layered, Inc., a company controlled by Mr. Allen, and became its President in 1988. Mr. Savoy has served as President for Vulcan Northwest Inc., a company wholly-owned by Mr. Allen, from November 1990 until the present. He also represents Mr. Allen in a wide variety of other personal financial transactions. Mr. Savoy holds a B.S. in Computer Science, Accounting and Finance from Atlantic Union College. Mr. Savoy was appointed as a director of the Company in March 1993.

                                       26

Stephen C. Wood is currently Chief Executive Officer of Notable Technologies, Inc. based in Kirkland, Washington. Until December 1994 Mr. Wood was Vice President of Information Broadcasting for McCaw Development Corporation, located in Kirkland, Washington. From February 1993 to December 1993, Mr. Wood was a consultant providing advisory services to the computer industry. Until February 1993 he was President of Starwave Corporation, a company he formed in 1992 with Microsoft Corporation co-founder Paul G. Allen to develop and market data and information products. Mr. Wood is a member of the Board of Directors of Raima Corporation, a database software company in Bellevue, Washington. From 1986 through 1991, Mr. Wood served as Vice President of Marketing, Vice President of Marketing and Development, Vice President of Marketing and Sales and Vice President of Business Development at Asymetrix Corporation, a software development and marketing firm. From 1980 until 1985, Mr. Wood was in charge of building a microcomputer software development organization for Datapoint Corporation in Austin, Texas, after serving in R & D and marketing positions. Mr. Wood began his career in 1976 when he became the sixth employee of Microsoft Corporation, where he was General Manager from 1977 to 1980. Mr. Wood holds a B.S. in Computer Engineering from Case Western Reserve University, and an M.S. in Electrical Engineering from Stanford University.

Mr. Wood was appointed as a director of the Company in August 1993 in accordance with the agreement entered into between the Company and Vulcan. Pursuant to the terms of the agreement, Vulcan has the right to designate one director to the Company's Board of Directors for as long as Vulcan (or its affiliate) owns, or has the right to acquire through the exercise of their warrants, at least 540,000 shares of Common Stock of the Company. In addition, the Company has agreed not to take any corporate action to increase its number of directors without the unanimous written consent of all directors for as long as Vulcan (or its affiliate) owns, or has the right to acquire through the exercise of their warrants, at least 540,000 shares of Common Stock of the Company.

In March 1993, upon unanimous consent of all directors and with the assent of Vulcan, the number of directors was expanded by one to a total of eight. Vulcan determined to change its designate as its representative to the Company's Board of Directors from Mr. Stephen C. Wood, who continues to serve as a director of the Company, to William D. Savoy. Mr. Savoy was elected by unanimous consent of the directors to a seat on the Company's board


ITEM 11.          EXECUTIVE COMPENSATION

The information required by this item appears in the section entitled "Executive Compensation" in the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(A)      The following  documents are filed as a part of this Annual Report:
                                                                            PAGE

 1.      FINANCIAL STATEMENTS.
          Independent Auditor's Report....................................    35
          Consolidated Balance Sheets as of December 31, 1995 and 1994....    36
          Consolidated Statements of Operations for the years ended
              December 31, 1995, 1994 and 1993............................    37
          Consolidated Statements of Stockholders' Equity for the years
              ended December 31, 1995, 1994 and 1993......................    38
          Consolidated Statements of Cash Flows for the years ended
            December 31, 1995, 1994 and 1993..............................    39
          Notes to Consolidated Financial Statements......................    40

 2.      FINANCIAL STATEMENT SCHEDULES.
          Independent Auditor's Report on Schedules.......................    51
          Schedule II - Valuation and Qualifying Accounts.................    52

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.       EXHIBITS

EXHIBIT
NUMBER                                      DESCRIPTION

3.1** Restated Certificate of Incorporation of Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

3.2** Certificate of Amendment of Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

3.3** By-laws of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.1** See Exhibits 3.1 through 3.4 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining rights of holders of Common Stock of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).
                                       29

4.2** Asset Purchase Agreement dated June 30, 1990, between TIC Software, Inc. and the Registrant which sets forth certain registration rights of TIC Software, Inc. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.3** Exhibits to Asset Purchase Agreement dated June 30, 1990, between TIC Software, Inc. and the Registrant which set forth certain registration rights of TIC Software, Inc. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.4**    Assignment of Agreement between Jacob Sobotka, Marvin Deuell, Raymond
         C. Wicker and the Registrant which sets forth certain registration rights of those parties, effective as of January 1, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.5** Assignment of General Partnership interest between New World Technologies, a Texas general partnership, and the Registrant which sets forth certain registration rights effective as of January 1, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.6** Registration Rights Agreement between Vulcan Ventures Incorporated and the Registrant dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.7** Form of Redeemable Warrant Certificate issued by the Registrant to Vulcan Ventures Incorporated to purchase 600,000 shares of Common Stock of the Registrant at $3.25 per share dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.8** Form of Registration Rights Agreement between Sanders Morris Mundy Inc. and the Registrant dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.9** Form of Warrant Certificate issued by the Registrant to Sanders Morris Mundy Inc. to purchase 60,000 shares of Common Stock of the Registrant at $1.75 per share dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.10** Form of Warrant Certificate issued by Registrant to Sanders Morris Mundy Inc. to purchase 60,000 shares of Common Stock of Registrant at $3.25 per share dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.11** Form of Registration Rights Agreement between the Registrant and 47 private investors dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).
                                       30

4.12** Form of Redeemable Warrant Certificate issued by the Registrant to 47 private investors to purchase, in the aggregate, 1,200,000 shares of Common Stock of the Registrant at $3.25 per share dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.13** Form of Registration Rights Agreement between the Registrant and Sanders Morris Mundy Inc. dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.14** Form of Warrant Certificate issued by the Registrant to Sanders Morris Mundy Inc. to purchase 120,000 shares of Common Stock of the Registrant at $1.75 per share dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.15** Form of Warrant Certificate issued by the Registrant to Sanders Morris Mundy Inc. to purchase 120,000 shares of Common Stock of the Registrant at $3.25 per share dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.16** Form of Registration Rights Agreement between the Registrant and G. Robert Friedman dated May 24, 1990. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.17** Registration Rights Agreement between TransTerra Company and the Registrant dated June 28, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.)

10.1** Independent Contractor Agreement by and between Knowledge Express, L.C. and the Registrant dated December 31, 1990. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

10.2** Assignment of General Partnership interest dated as of January 1, 1992 by and between the Registrant and New World Technologies, a Texas general partnership (see Exhibit 4.5). (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

10.3** Assignment of Agreement effective as of January 1, 1992 by and among the Registrant and Jacob C. Sobotka, Marvin J. Deuell and Raymond C. Wicker. (see Exhibit 4.4). (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

10.4** Stock Purchase Agreement between the Registrant and Vulcan Ventures, Incorporated dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

10.5** Asset Purchase Agreement between the Registrant and TIC Software, Inc. dated June 30, 1990 (see Exhibit 4.2). (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).
                                       31

10.6** Agreement between the Registrant and the Brown/Friedman Partnership dated July 31, 1991. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

10.7** Employee Stock Option Plan. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)). (1)

10.8** Amended Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Form S-8 (File No. 33-63172) as filed with the Commission on February 2, 1994. (1)

10.9** Exchange Agreement among the Registrant, Resurgence Systems, Inc. and certain persons or entities whose names appear on the signature page thereof dated as of December 7, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

10.10** Regulations of Telescan (TRC), L.C. effective January 1, 1992 by and between the Registrant and The Radnor-Houston Joint Venture. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

10.11** First Amendment to Regulations of Knowledge Express, L.C. (formally now Telescan (TRC), L.C.) entered into effective July 23, 1992, by and between the Registrant and The Radnor-Houston Joint Venture. (Incorporated by reference to Amendment No. 1 to the Company's Form S-1 dated January 8, 1993).

10.12** Regulations of Telebuild, L.C. entered into effective July 31, 1992, by and among the Registrant, JST Technology Center, Inc. and Friedman Interests, Inc. (Incorporated by reference to Amendment No. 2 to the Company's Form S-1 dated February 1, 1993).

10.13** Agreement by and between Fidelity Investments Retail Services and Telescan, Inc. dated as of March 15, 1991. (Incorporated by reference to Amendment No. 2 to the Company's Form S-1 dated February 1, 1993).

10.14** Database License Agreement between SEC Online, Inc. and Telescan, Inc. dated as of November 25, 1992. (Incorporated by reference to Amendment No. 2 to the Company's Form S-1 dated February 1, 1993).

10.15** Agreement between the Registrant and Access Software, Inc. dated January 23, 1992. (Incorporated by reference to Amendment No. 3 to the Company's Form S-1 dated March 29, 1993).

10.16** Contribution Agreement between The Radnor-Houston Joint Venture and Telescan, Inc. dated March 25, 1993. (Incorporated by reference to Amendment No. 3 to the Company's Form S-1 dated March 29, 1993).

10.17** Fourth Amendment to Regulations of Knowledge Express, L.C. made and entered into effective March 25, 1993, by and between The Radnor-Houston Joint Venture and Telescan, Inc. (Incorporated by reference to Amendment No. 3 to the Company's Form S-1 dated March 29,
         1993).
                                       32

10.18** Agreement by and between American Institute of Architects and Telebuild, L.C. dated August 7, 1992. (Incorporated by reference to Amendment No. 4 to the Company's Form S-1 dated May 5, 1993).

10.19** Employment Agreement by and between the Company and David L. Brown dated March 10, 1994. (Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Form S-1dated August 11, 1994). (1)

10.20** Stock Purchase Agreement between the Company and TransTerra Company dated June 28, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.)

10.21* Office Lease Agreement between the Registrant and Chevron U.S.A., Inc. dated November 8, 1995.

11*      Statement regarding computation of per share earnings.

21*      Subsidiaries of the Registrant.

23*      Consent of Independent Public Accountants.

27*      Financial Data Schedule.

*        Indicates documents filed herewith.

** Indicated documents incorporated by reference from the prior filing indicated.

 (1)       Management contracts or compensation plans or arrangements.

 (B)       REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the last quarter of fiscal 1995

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF HOUSTON, STATE OF TEXAS, ON MARCH 28, 1996.

                                      TELESCAN, INC.
                           BY:  /S/   DAVID L. BROWN
                                      David L. Brown, Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

              SIGNATURE                                       TITLE                                     DATE

   /S/  DAVID L. BROWN                 Chairman of the Board, Chief Executive Officer and          March 28, 1996
        David L. Brown                      Director (Principal Executive Officer)

  /S/  DR. RICHARD K. CARLIN                   Senior Vice President and Director                  March 28, 1996
       Dr. Richard K. Carlin

  /S/  KAREN R. FOHN                      Chief Financial Officer (Principal Financial             March 28, 1996
       Karen R. Fohn                       Officer and Principal Accounting Officer)

  /S/  ROGER C. WADSWORTH                      Senior Vice President and Director                  March 28, 1996
       Roger C. Wadsworth

  /S/  J. JOSEPH RICKETTS                                   Director                               March 28, 1996
       J. Joseph Ricketts

  /S/  DR. RONALD W. HART                                   Director                               March 28, 1996
       Dr. Ronald W. Hart

  /S/  BURT H. KEENAN                                       Director                               March 28, 1996
       Burt H. Keenan

  /S/  WILLIAM D. SAVOY                                     Director                               March 28, 1996
       William D. Savoy

  /S/  STEPHEN C. WOOD                                      Director                               March 28, 1996
       Stephen C. Wood

                                    INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Telescan Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Telescan, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telescan, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP
HOUSTON, TEXAS
FEBRUARY 13, 1996

                         TELESCAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                DECEMBER 31,
                                                                                       -----------------------------
                                                                                         1995                 1994
                                                                                       --------             --------
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................................       $  1,796             $    956
   Accounts receivable, net of allowance of $80 and $98, respectively ..........          1,265                  997
   Receivable from affiliates ..................................................            311                  318
   Prepaid expenses ............................................................            416                  305
   Inventory ...................................................................            190                  213
   Other current assets ........................................................            201                   85
                                                                                       --------             --------
        TOTAL CURRENT ASSETS ...................................................          4,179                2,874

   Property and equipment, net of accumulated depreciation of
        $1,682 and $1,036, respectively ........................................          2,260                2,233
   Software development costs, net .............................................          3,173                2,111
   Software technology rights, net .............................................             76                  131
   Capitalized data costs, net .................................................            826                  847
   Other assets ................................................................            345                  121
                                                                                       --------             --------
        TOTAL ASSETS ...........................................................       $ 10,859             $  8,317
                                                                                       ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ............................................................       $  1,463             $  1,081
   Accrued liabilities .........................................................            221                   33
   Billings in excess of costs and estimated earnings on
       uncompleted contracts ...................................................             --                  118
   Current portion of long-term debt and capital lease obligations .............            315                  230
   Amounts due to stockholders and affiliates ..................................             37                   42
                                                                                       --------             --------
         TOTAL CURRENT LIABILITIES .............................................          2,036                1,504

   Long-term debt ..............................................................            175                  192
   Capital lease obligations ...................................................            313                  411

   Minority interest in subsidiary .............................................            370                  188
Commitments and contingencies (Notes 5 and 9) ..................................             --                   --

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 10,000,000 shares authorized;
     none issued ...............................................................             --                   --
    Common stock, $.01 par value; 15,000,000 shares authorized;
     10,242,506 and 9,500,471 shares issued and outstanding in
     1995 and 1994, respectively ...............................................            102                   95
    Additional paid-in capital .................................................         14,457               11,307
    Accumulated deficit ........................................................         (6,594)              (5,380)
                                                                                       --------             --------
         TOTAL STOCKHOLDERS' EQUITY ............................................          7,965                6,022
                                                                                       --------             --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................       $ 10,859             $  8,317
                                                                                       ========             ========

The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                  1995                 1994                 1993
                                                                --------             --------             --------
Revenue:
   Online service ......................................        $  8,827             $  6,564             $  4,359
   Products ............................................           2,385                1,779                1,623
   Contract and license revenue ........................           2,326                1,556                  182
   Contract revenue earned from affiliates .............             408                  543                  769
   Other revenue .......................................              43                   35                   17
                                                                --------             --------             --------
       Total revenue ...................................          13,989               10,477                6,950
                                                                --------             --------             --------
Costs and expenses:
   Cost of revenue - online ............................           4,973                3,592                2,379
   Cost of revenue - products ..........................           1,257                1,604                  582
   Cost of revenue - other .............................           1,539                1,293                  761
   Marketing expenses ..................................           3,284                3,169                1,406
   General and administrative expenses .................           3,859                3,256                1,859
   Interest expense ....................................              65                   42                   21
                                                                --------             --------             --------
      Total costs and expenses .........................          14,977               12,956                7,008
                                                                --------             --------             --------
Loss before minority interest and equity in loss .......            (988)              (2,479)                 (58)
       of joint venture
Equity in loss of joint venture ........................              --                   --                  (43)
Minority interest in income of subsidiary ..............            (226)                (152)                  70
                                                                ========             ========             ========
       Net loss ........................................        $ (1,214)            $ (2,631)            $    (31)
                                                                ========             ========             ========
Net loss per common share ..............................        $  (0.12)            $  (0.28)            $  (0.00)
                                                                ========             ========             ========
Weighted average common and common
    equivalent shares outstanding ......................           9,777                9,472                7,591
                                                                ========             ========             ========

The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                        COMMON STOCK           ADDITIONAL                          TOTAL
                                               -------------------------        PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                                SHARES           AMOUNT         CAPITAL          DEFICIT           EQUITY
                                               --------         --------        --------         --------         --------
BALANCE - JANUARY 1, 1993 ................        7,420         $     74        $  6,252         $ (2,718)      $    3,608
Issuance of Common Stock for warrant
    exercises ............................        1,935               19           5,035             --              5,054
Predecessor cost adjustment ..............         --               --              (150)            --               (150)
Issuances of Common Stock
under stock option plan ..................           90                1             135             --                136
Net loss .................................         --               --              --                (31)             (31)
                                               --------         --------        --------         --------         --------
BALANCE - DECEMBER 31, 1993 ..............        9,445               94          11,272           (2,749)           8,617
Issuances of Common Stock under
     stock option plan ...................           55                1              90             --                 91
Stock issuance costs .....................         --               --               (55)            --                (55)
Net loss .................................         --               --              --             (2,631)          (2,631)
                                               --------         --------        --------         --------         --------
BALANCE - DECEMBER 31, 1994 ..............        9,500               95          11,307           (5,380)           6,022
Issuances of Common Stock under
      stock option plan ..................          280                3             618             --                621
Issuance of Common Stock for
      acquired business ..................           44             --               232             --                232
Other issuances of Common Stock ..........          428                4           2,496             --              2,500
Stock issuance costs .....................         --               --              (141)            --               (141)
Other ....................................          (10)            --               (55)            --                (55)
Net loss .................................         --               --              --             (1,214)          (1,214)
                                               ========         ========        ========         ========         ========
BALANCE - DECEMBER 31, 1995 ..............       10,242         $    102        $ 14,457         $ (6,594)        $  7,965
                                               ========         ========        ========         ========         ========

The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                        1995               1994                1993
                                                                       -------            -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................         $(1,214)           $(2,631)           $   (31)
Adjustments to reconcile net loss to net cash
provided by operating activities:
     Gain on the disposition of property and equipment .......            --                 --                  (14)
     Loss in equity of joint venture .........................            --                 --                   43
     Minority interest in income of subsidiary ...............             226                152                (70)
     Depreciation and amortization ...........................           1,552              1,153                774
     Provision for doubtful accounts .........................             106                 67                 67
 Changes in assets and liabilities net of effects of
   acquired businesses:
     Receivables and advances ................................            (409)              (469)              (311)
     Other current assets ....................................            (162)              (105)              (240)
     Accounts payable ........................................             382                156                735
     Billings in excess of costs and estimated earnings
        on uncompleted contracts .............................            (118)               118               --
     Other current liabilities ...............................              (3)              (285)
                                                                                                                 188
                                                                       -------            -------            -------
          Net cash provided (used) by operating activities ...             551             (1,562)               668
                                                                       -------            -------            -------
CASH FLOWS INVESTING ACTIVITIES:
    Net Additions to property and equipment, net .............            (450)              (693)              (686)
    Additions to software development costs ..................          (1,566)            (1,245)              (871)
    Additions to capitalized data costs ......................            (262)              (301)              (261)
    Other ....................................................             (22)               (21)               (43)
                                                                       -------            -------            -------
          Net cash used by investing activities ..............          (2,300)            (2,260)            (1,861)
                                                                       -------            -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuances of common stock ..................           2,925                 36              5,190
    Payments on notes payable and capital lease obligations ..            (292)              (104)               (60)
    Other ....................................................             (44)              --                  (38)
                                                                       -------            -------            -------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ....           2,589                (68)             5,092
                                                                       -------            -------            -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............             840             (3,890)             3,899
CASH AND CASH EQUIVALENTS:
    Beginning of year ........................................             956              4,846                947
                                                                       -------            -------            -------
    End of year ..............................................         $ 1,796            $   956            $ 4,846
                                                                       =======            =======            =======

The accompanying notes are an integral part of these
financial statements.
                                       39

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Telescan, Inc., and its majority owned subsidiaries ("Telescan" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's consolidated statement of operations includes the results of Knowledge Express Data Systems, L.C. ("KEDS") beginning April 1, 1993. KEDS results of operations were accounted for on the equity method of accounting prior to the Company acquiring a majority interest on April 1, 1993.

         NATURE OF BUSINESS. The Company is an industry leader in providing innovative solutions for on-line technology, data retrieval and Internet services. The Company develops, markets, and operates major online networks serving the financial, publishing, home design and building, entertainment and technology transfer industries. The Company's products and services, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems.

         The Company's primary products are the Telescan system of on-line financial databases and software tools, which offer current and historical financial news and information as well as search and analytical tools; Computer Sports Network ("CSN"), which offers on-line computer sports games; third party on-line services which are developed and operated via alliances with third parties in the publishing, entertainment, and home design and building industries; and KEDS, which is an on-line database system for the commercialization and transfer of technology serving corporations, government agencies, universities, and research institutions. The Company owns 55.58% of KEDS and acts under contract as the exclusive system operator.

                  SIGNIFICANT RISKS AND UNCERTAINTIES. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

                  CONCENTRATION OF CREDIT RISK. The Company markets its products to a diverse customer base, and as such does not have any significant concentrations of credit risk. The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

                  INVENTORIES. Inventories are carried at the lower-of-cost or market, determined on the specific identification method.

                  EQUIPMENT. Equipment is recorded at cost and depreciated over the estimated useful life of the related assets. Equipment under capital lease is amortized over the shorter of the lease term or its estimated useful life. Depreciation and amortization expense is determined principally on the straight-line method. The estimated useful lives of the Company's equipment is as follows:
                     Computer equipment           5 years
                     Furniture                    7 years
                     Automobiles                  5 years
                                       40

                  SOFTWARE DEVELOPMENT COSTS. Costs incurred in the research, design and development of software are charged to expense until technological feasibility is established, after which remaining software production costs are capitalized and amortized on a product-by-product basis based upon the greater of the ratio of current gross revenues for such product to total anticipated revenues or the straight-line basis over periods of three to five years. The Company has interpreted "technological feasibility" as the completion of a working model. Amortization of software development costs is included in cost of products in the accompanying consolidated statements of operations and totaled $505,000, $371,000, and $266,000 for the years ended December 31, 1995, 1994 and
1993, respectively. Accumulated amortization totaled $2,121,000 and $1,617,000 at December 31, 1995 and 1994, respectively. Amortization of capitalized software development costs begin when the related product is available for general release to customers. The Company periodically reviews software development costs to assess impairment. Amounts impaired are charged to expense as identified.

                  SOFTWARE TECHNOLOGY RIGHTS. The Company has acquired rights to certain core software technologies. These rights are recorded at cost and are amortized over a period of five years. Amortization of software technology rights is included in cost of products in the accompanying consolidated statements of operations and totaled $55,000, $55,000 and $46,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Accumulated amortization totaled $178,000 and $123,000 at December 31, 1995 and 1994, respectively.

                  CAPITALIZED DATA COSTS. Costs incurred to acquire data are capitalized and amortized on a straight-line basis over three to five years. Capitalized data costs include actual costs to acquire the data plus personnel costs specifically related to loading the purchased data and performing the required programming. Amortization of capitalized data costs is included in cost of products in the accompanying consolidated statements of operations and totaled $266,000, $195,000 and $152,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Accumulated amortization totaled $823,000 and $540,000 at December 31, 1995 and 1994, respectively. The Company periodically reviews capitalized data costs to assess impairment. Amounts impaired are charged to expense as identified.

                  DIRECT-RESPONSE ADVERTISING COSTS. Prior to 1994, the Company capitalized direct-response advertising costs and amortized such costs on the straight-line method over 12 months. Beginning in 1994, the Company changed its policy to expense such costs in the year in which they were incurred in order to preclude carrying such costs over from one year to the next. For purposes of interim financial reporting, the Company has historically expensed direct-response advertising on a campaign by campaign basis based upon the ratio of actual revenue derived from a specific campaign compared to the expected revenue for that fiscal year. On a going forward basis, the Company will expense such costs in the interim period in which the costs are incurred.

                  GOODWILL. Goodwill, totaling $277,000 and $29,000 at December 31, 1995 and 1994, respectively, represents the cost in excess of the fair value of the net assets of companies acquired and is being amortized on the straight-line basis over periods ranging from five to fifteen years. Accumulated amortization totaled $29,000 and $15,000 at December 31, 1995 and 1994, respectively. Goodwill amortization totaled approximately $14,000 and $2,000 for the years ended December 31, 1995 and 1994, respectively.

                  EQUITY INVESTMENTS. The Company accounts for its investments in less than majority-owned entities, using the equity method of accounting. The Company discontinues recognition of losses on corporate joint

                                       41

ventures once the Company's investment has been reduced to zero, provided the Company is not committed to fund the operations of the joint venture and is not contingently liable for obligations of such joint ventures.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of trade receivables and liabilities, notes receivable due from officers, and various notes payable to banks. The Company believes the carrying value of these financial instruments approximate their estimated fair value.

                  REVENUE RECOGNITION.. The Company recognizes online revenue when the service is provided. Software license fee revenue is recognized at the time of shipment unless significant future obligations remain. In these instances, revenue is not recognized until obligations have been satisfied or are no longer significant. Product revenue is recognized when the product is shipped. Revenue and costs related to the Company's "cost plus" contracts are recognized as the services are performed or the expenses incurred. Revenue and costs related to the Company's fixed price contract are recognized on the percentage-of-completion method. At December 31, 1995 cost and profits in excess of amounts billed on uncompleted contracts totaled $31,000 and is included in other current assets.

                  INCOME TAXES. The Company accounts for income taxes on the liability method as prescribed by Statement of Financial Accounting Standards No. 109.

                  EARNINGS PER SHARE. Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding. For periods in which a net loss occurred, common equivalent shares are not included in the weighted average number of common and common equivalent shares outstanding, as their inclusion would be anti-dilutive. During the periods presented, common equivalent shares consisted of warrants and options to acquire common stock.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a remaining maturity of three months or less at the date of purchase and mutual funds readily convertible to cash, to be cash equivalents. The effects of non-cash transactions related to the acquisition discussed in Note 3 and certain other non-cash transactions are excluded from the statement of cash flows. Supplemental disclosures of cash flow information are as follows:
                                                     YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                1995         1994         1993
                                              --------     ---------    --------
Interest paid ...........................     $ 66,000     $ 42,000     $ 25,000
Income taxes paid .......................         --           --           --
Property and equipment financed by debt
   or long-term capital leases ..........     $256,000     $545,000     $362,000

                  RECENT ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement is effective for fiscal years
                                       42

beginning after December 15, 1995. Management does not believe that adoption of this pronouncement in 1996 will have a material impact on its financial statements.

                  The FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation", effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings and earnings per share would have been if the new rules had been adopted. Management intends to adopt the disclosure requirements of this statement in 1996.

         MAJOR CUSTOMERS. Revenue earned under the KEDS contract with the Department of Energy (the "DOE Contract") amounted to 15.1% and 13.7% of consolidated revenue during years ended December 31, 1995 and 1994, respectively. The DOE Contract expires March 31, 1996. KEDS has been actively working to convert its subsidized subscribers to paying customers and to expand its non-subsidized subscriber base in order to minimize the impact of the contract expiration.

                  RECLASSIFICATIONS. Amounts in prior years' consolidated financial statements have been reclassified whenever necessary to conform with the current year's presentation.


2.                EQUIPMENT

              A summary of property and equipment at December 31, 1995 and 1994 is as follows:
                                                   1995                  1994
                                               -----------          -----------
Property and equipment ...............         $ 3,519,000          $ 2,818,000
Furniture and fixtures ...............             370,000              345,000
Autos ................................              53,000              106,000
                                               -----------          -----------
                                                 3,942,000            3,269,000
Accumulated depreciation .............          (1,682,000)          (1,036,000)
                                               -----------          -----------
                                               $ 2,260,000          $ 2,233,000
                                               ===========          ===========

     Depreciation and amortization expense was approximately $679,000, $511,000 and $244,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

3.                ACQUISITIONS

                  During September 1995, the Company acquired all of the outstanding capital stock of Entrepreneurs On-line, Inc. ("EOL"), for total consideration of $230,000, consisting of 43,774 restricted shares of the Company's common stock ("Common Stock"). This transaction has been accounted for under the purchase method of
                                       43

accounting and has been treated as a non-cash transaction in the Consolidated Statement of Cash Flows. The operating results of EOL have been included in the Company's consolidated financial statements since the date of acquisition. Pro Forma statements are not presented, as the impact of the 1995 EOL operating results on the consolidated total is immaterial. EOL operates an online database which links entrepreneurs and providers of services, capital and other resources.

4.            RELATED PARTY TRANSACTIONS

              The Company has receivables from and payables to officers, stockholders, joint ventures and affiliates. The balances are generally due on demand and are noninterest bearing. At December 31, 1995 and 1994, the net amounts due from officers, stockholders, joint ventures and affiliates amounted to $315,000 and $312,000 respectively. Included in these amounts at December 31, 1995 is $44,000 in legal expenses paid by the Company on behalf of certain officers/stockholders in connection with litigation discussed in Note 10. These advances are expected to be repaid during 1996.

         The Company has provided computer hardware, programming, systems maintenance, data loading, telecommunications and certain administrative services to KEDS, Telebuild, and the Brown/Friedman Partnership. The Company owns 55.58% of KEDS and 21.25% of Telebuild. GRF Interests, Inc., a company controlled by G. Robert Friedman ("Friedman"), a significant stockholder of the Company, owns 30% of KEDS. Friedman Interest, Inc., also controlled by Friedman, and JST Technology Center, Inc. ("JST"), own 38.1625% and 40.875% respectively of Telebuild. JST is owned 93.98% by the Brown Family Partnership and 6.02% by an unrelated party. The Brown Family Partnership is owned by David L. Brown, the Company's Chairman and Chief Executive Officer, Scott L. Brown, the former Vice President of Operations, and other members of the Brown family. The Brown/Friedman Partnership is owned by David L. Brown and Friedman.

                  Contract service revenue earned from affiliates for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                1995         1994         1993
                                              --------     --------     --------
Telebuild, L.C ..........................     $408,000     $514,000     $616,000
Brown/Friedman Partnership ..............         --         29,000      131,000
Knowledge Express Data Systems, L.C .....         --           --         22,000
                                              --------     --------     --------
                                              $408,000     $543,000     $769,000
                                              ========     ========     ========

5.            LONG -TERM OBLIGATIONS

                  CAPITAL LEASES. Future minimum lease payments under capital leases at December 31, 1995, together with the present value of the minimum lease payments, are as follows:

               YEAR ENDING DECEMBER 31

            1996 ...........................................          $ 206,000
            1997 ...........................................            162,000
            1998 ...........................................            138,000
            1999 ...........................................             55,000
                                                                      ---------
Total minimum lease payments ...............................            561,000
Amount representing interest ...............................            (85,000)
                                                                      ---------
    Present value of minimum lease payments ................            476,000
Current portion capital lease obligations ..................           (163,000)
                                                                      ---------
    Long-term capital lease obligations ....................          $ 313,000
                                                                      =========

                  Property and Equipment under capital lease at December 31, 1995 and 1994 totaled $765,000 and $690,000, with related accumulated depreciation of $283,000 and $164,000, respectively.

                  LINE OF CREDIT. The Company has a $500,000 revolving line of credit with a bank to fund equipment purchases. Borrowings under this line bear interest at Wall Street Prime, are collateralized by the equipment purchased, and are due in 36 equal monthly installments following the draw. As of December 31, 1995, $310,000 was outstanding under this equipment line. The line of credit expired during 1996. The Company is in the process of renewing it for an additional one year term.

                  EQUIPMENT NOTE. At December 31, 1995, the Company has a $17,000 note payable to a bank The note bears interest at 7.8%, is collateralized by equipment , and is payable in monthly installments of principal and interest through April 1997.

              Future payments under the line of credit and bank note are as follows:

               YEAR ENDING DECEMBER 31,

                         1996 .....................   $  152,000
                         1997 .....................      149,000
                         1998 .....................       26,000
                                                       ---------
                                                         327,000
         Current portion of long-term debt ........     (152,000)
                                                       ---------
                                                       $ 175,000
                                                       =========
                                       45

                  OPERATING LEASES. The Company has commitments to lease office space and equipment under noncancelable operating leases. During the fourth quarter of 1995, the Company entered into a long-term lease agreement pursuant to which the Company is leasing approximately 51,500 square feet of office space in Houston, Texas to house its principal executive offices as well as its marketing, computer operations and product development activities. The agreement is for an initial term of 11 years with a one-time cancellation option at the end of the sixth year.

     Rent expense under operating leases totaled $581,000, $373,000 and $214,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum lease payments are as follows:


YEAR ENDING DECEMBER 31,
          1996                     $   526,000
          1997                         851,000
          1998                         833,000
          1999                         797,000
          2000                         663,000
          Thereafter                 4,350,000
                                   ===========
                                   $ 8,020,000
                                   ===========
6.   STOCKHOLDERS' EQUITY

       TRANSTERRA TRANSACTION. In June 1995, the Company entered into a Stock Purchase Agreement with TransTerra Company ("TransTerra"), whereby TransTerra agreed to purchase $5 million of restricted Common Stock in four equal installments over a nine month period. The number of shares of Common Stock to be issued for each installment is calculated based upon the average market price of the Common Stock over the preceding quarter. In connection with this agreement, the Company granted certain registration rights to TransTerra and allowed TransTerra to appoint a representative to the Board of Directors. Net proceeds of approximately $4,900,000 from this series of transactions are being used by the Company for product development, working capital and other general corporate requirements. During 1995, pursuant to the terms of this agreement, 427,998 shares of restricted Common Stock were issued for total consideration of $2.5 million. An additional 173,459 shares were issued in January 1996 in exchange for the third installment of $1,250,000.

                                       46

       WARRANTS. During 1993, the Company issued 1,935,000 shares of Common Stock upon exercise of various stock purchase warrants at exercise prices ranging from $1.75 to $3.00, per share. During 1995, the Company issued 157,500 shares of Common Stock upon the exercise of various stock purchase warrants at exercise prices ranging from $1.75 to $3.00 per share. As of December 31, 1995, warrants to acquire 67,500 shares of Common Stock at an exercise price of $3.00 per share were outstanding. These warrants expire in August 1997.

       The predecessor cost adjustment reflected in the accompanying Consolidated Statement of Stockholders' Equity arose in 1991 in connection with the acquisition of software technology by KEDS from the Company. It did not appear in the Company's financial statements prior to 1993 because the accounts of KEDS were not consolidated with those of the Company until 1993.

       The holders of any preferred stock which might be issued shall have such rights, preferences and privileges as may be determined by the Company's Board of Directors.

7.   INCOME TAXES

       At December 31, 1995, the Company had net operating loss carryforwards for tax reporting purposes of approximately $8,600,000 which expire in years 2000 through 2010.


       Deferred tax assets and liabilities as of December 31, 1995 consisted of the following:


Deferred tax assets:
     Net operating loss carryforwards ............................ $ 3,268,000
     Other, net ..................................................      19,000
                                                                   -----------
         Total deferred tax asset ................................   3,287,000
Less: Valuation allowance ........................................  (1,675,000)
                                                                   -----------
Deferred tax asset, net ..........................................   1,612,000
                                                                   -----------
Deferred tax liability - accumulated depreciation and amortization  (1,612,000)
                                                                   -----------
                                                                   $   ---
                                                                     ===========
                                       47
8.   STOCK OPTION PLAN

       The Company's stock option plan ( the "Plan") for officers, directors and key employees authorizes the grant of options to purchase a maximum of 1,000,000 shares of Common Stock. The Plan provides for the issuance of incentive stock options or nonstatutory stock options, as defined by the Internal Revenue Code. Pursuant to the terms of the Plan, the exercise price of incentive stock options must equal the greater of $1.50 or the fair market value of the Common Stock on the date of grant. The exercise price of nonstatutory options may be any amount equal to or greater than $1.50 per share. The vesting period of each grant is determined by the Compensation Committee of the Board of Directors.

            No non-statutory options have been granted as of December 31, 1995. Transactions with regard to incentive options issued pursuant to the Plan are as follows:
                                               SHARES             AVERAGE
                                               UNDER               PRICE
                                               OPTION            PER SHARE
                                              ---------           --------

Balance - January 1, 1993 ..................   618,250            $   1.63
  Granted ..................................    99,500            $   2.81
  Canceled .................................   (24,725)           $   1.73
  Exercised ................................   (89,125)           $   1.53
                                              ---------
Balance - December 31, 1993 ................   603,900            $   1.84
  Granted ..................................   183,373            $   7.96
  Canceled .................................   (12,108)           $   6.03
  Exercised ................................   (56,725)           $   1.61
                                              ---------
Balance - December 31, 1994 ................   718,440            $   3.35
  Granted ..................................   148,395            $   4.91
  Canceled .................................   (39,148)           $   5.27
  Exercised ................................  (122,763)           $   1.67
                                              ---------
Balance - December 31, 1995 ................   704,924            $   3.87
                                              =========


         At December 31, 1995, options to purchase a total of 353,481 shares of Common Stock were exercisable at prices ranging from $1.50 to $8.44 per share. Subsequent to December 31, 1995, an additional 131,035 options were granted at an exercise price of $7.44 per share, the market price at the date of grant.

                                       48
9.            CONTINGENCIES

              In 1986, a stockholder of Telescan, Inc. (predecessor business to D.B. Technology, Inc.) filed suit in the 269th District Court in Texas against the Company, certain stockholders of the Company, and others. The suit sought to set aside the 1986 merger of D.B. Technology and Telescan, Inc., money damages from all defendants, and sums due under alleged promissory notes. The case went to trial in October 1989 and judgment was rendered in favor of the defendants on a directed verdict including an order for the plaintiff to pay certain court costs and certain attorney's fees of Telescan, Inc. Subsequent to an appeal by the stockholder in the Texas Court of Appeals 14th Judicial District, the appellate court remanded the case to trial court. At the conclusion of presentation of evidence, the case was submitted to the jury by means of questions in order to determine issues of liability and damages. Based on a lack of evidence which would impose liability upon Telescan, Inc., no questions were submitted which asked the jury to determine whether or not the Company bears any liability to any plaintiff. A hearing on pending matters including entry of Judgment, was held April 10, 1995. At the hearing the court ruled that plaintiffs take nothing other than the payment, with interest, of $40,000 in promissory notes in favor of plaintiff Investa, Inc. and Hoggett which notes preceded the merger. The defendants were awarded attorney's fees and court costs. The Judgment has been entered; however, it is subject to appeal. Management does not believe that any material adverse outcome is reasonably possible nor probable and thus, no qualified disclosure as to a range of reasonable possible loss or accrual in the financial statements of probable loss have been made.

              From time to time the Company is involved in certain other legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material effect on the Company's financial position or results of operations

10.      JOINT VENTURES

         KNOWLEDGE EXPRESS DATA SYSTEMS, L.C. At the end of the first quarter of 1993, the Company acquired an additional 5.58% ownership interest in KEDS, which increased its total ownership to 55.58%. As a result of this additional equity purchase, KEDS became a majority owned subsidiary of the Company, and accordingly, beginning with the second quarter of 1993, the financial statements of KEDS were consolidated with those of the Company. Prior to that time, KEDS operating results were reflected on the equity method.

         TELEBUILD L.C. The Company has a 21.25% equity interest in Telebuild L.C., a limited liability company formed in 1990 to develop and market the Telebuild on-line data base service for which the Company has served as a contract software developer. During the years ended December 31, 1995, 1994 and 1993, the Company performed services under contract for Telebuild totaling approximately $408,000, $514,000 and $616,000 respectively. As of December 31, 1995 and 1994, corresponding amounts due the Company totaled $307,000 and $271,000, including costs and profits in excess of amounts billed of $40,000 and $30,000, respectively.
                                       49

         Selected condensed balance sheet and operations data for Telebuild is summarized as follows:

BALANCE SHEET DATA:                                        DECEMBER 31,
                                                   ----------------------------
                                                     1995                1994
                                                   ---------          ---------
                                                             (unaudited)
Current assets ...........................         $ 131,000          $  36,000
Other assets, net ........................           360,000            487,000
                                                   ---------          ---------
                                                   $ 491,000          $ 523,000
                                                   =========          =========

Notes and advances due owners ............         $ 865,000          $ 435,000
Other liabilities ........................           312,000            277,000
Owners' equity (deficit) .................          (686,000)          (189,000)
                                                   ---------          ---------
                                                   $ 491,000          $ 523,000
                                                   =========          =========

SUMMARY OPERATIONS DATA:                          YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                            1995           1994         1993
                                          ---------     ---------     ---------
                                                        (unaudited)
Revenue .............................     $  98,000     $  86,000     $  28,000
Cost of Revenue .....................       273,000       276,000        74,000
Marketing, general and administrative       322,000       266,000       356,000
                                          ---------     ---------     ---------
Net loss ............................     $(497,000)    $(456,000)    $(402,000)
                                          =========     =========     =========
                                       50

                    INDEPENDENT AUDITOR'S REPORT ON SCHEDULES

Stockholders and Board of Directors
Telescan, Inc.
Houston, Texas

We have audited the consolidated financial statements of Telescan, Inc. and subsidiaries as of December 31, 1995 and 1994, and for each of the years in the three-year period ended December 31, 1995. Our audits for such years also included the financial statement schedules of Telescan, Inc. and subsidiaries, listed in Item 16(2), for each of the years in the three-year period ended December 31, 1995. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to report on these schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

HEIN + ASSOCIATES LLP
HOUSTON, TEXAS
FEBRUARY 13, 1996
                                       51

                                 TELESCAN, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                          DEDUCTIONS:
                                                        ADDITIONS           ACCOUNTS
                                   BALANCE AT           CHARGED TO          WRITTEN            BALANCE
                                  BEGINNING OF          COSTS AND         OFF AGAINST          AT END
DESCRIPTION                          PERIOD              EXPENSES          ALLOWANCE          OF PERIOD
                                     -------             -------           ---------           --------
DECEMBER 31, 1993:
Allowance for Doubtful
  Accounts                           $39,000             $67,000           $(54,000)           $52,000
                                     =======             =======           =========           =======
DECEMBER 31, 1994:
Allowance for Doubtful
  Accounts                           $52,000             $67,000           $(21,000)           $98,000
                                     =======             =======           =========           =======
DECEMBER 31, 1995:
Allowance for Doubtful
  Accounts                           $98,000             $106,000          $(124,000)          $80,000
                                     =======             ========          ==========          =======

                                       52