Form 10-Q
period 1996-03-31
TELESCAN INC
filed 1996-05-15
CIK 832175

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 1996

                       COMMISSION FILE NUMBER 033-21342 FW

                                 TELESCAN, INC.
             (Exact name of registrant as specified in its charter)

                               DELAWARE 72-1121748
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


             5959 CORPORATE DRIVE, SUITE 2000, HOUSTON, TEXAS 77036
               (Address of principal executive offices) (Zip Code)

                                 (713) 588-9700
              (Registrant's telephone number, including area code)

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

$.01 par value per share Common Stock: 10,607,430 as of May 10, 1996

                               [GRAPHIC OMITTED]



                                 TELESCAN, INC.
                               Report on Form 10-Q
                          Quarter Ended March 31, 1996

                                      INDEX
PART I.        FINANCIAL INFORMATION

 ITEM     1.       FINANCIAL  STATEMENTS  ...........................   3

 ITEM     2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS ..............   8


PART  II.      OTHER INFORMATION

 ITEM       1.     LEGAL PROCEEDINGS ................................  13

 ITEM       2.     CHANGES IN SECURITIES ............................  13

 ITEM       3.     DEFAULTS UPON SENIOR SECURITIES  .................  13

 ITEM       4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS ..........................................  13

 ITEM       5.     OTHER INFORMATION  ...............................  13

 ITEM       6.     EXHIBITS AND REPORTS ON FORM 8-K  ................  13



SIGNATURES ..........................................................  15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         TELESCAN, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                      MARCH 31,       DECEMBER 31,
                                                                                                         1996             1995
                                                                                                      --------          --------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .............................................................            $  2,885          $  1,796
   Accounts receivable, net ..............................................................               1,792             1,265
   Receivables from affiliates ...........................................................                 372               311
   Prepaid expenses ......................................................................                 337               416
   Inventory .............................................................................                 190               190
   Other current assets ..................................................................                 193               201
                                                                                                      --------          --------
       TOTAL CURRENT ASSETS ..............................................................               5,769             4,179

Property and equipment, net ..............................................................               2,610             2,260
Software development costs, net ..........................................................               3,383             3,173
Software technology rights, net ..........................................................                  62                76
Capitalized data costs, net ..............................................................                 803               826
Other assets, net ........................................................................                 329               345
                                                                                                      ========          ========
       TOTAL ASSETS ......................................................................            $ 12,956          $ 10,859
                                                                                                      ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ......................................................................            $  1,439          $  1,463
   Accrued liabilities ...................................................................                 376               221
   Current portion of long-term debt and capital lease obligations .......................                 314               315
   Amounts due to stockholders and affiliates ............................................                  43                37
                                                                                                      --------          --------
       TOTAL CURRENT LIABILITIES .........................................................               2,172             2,036

Long-term debt ...........................................................................                 136               175
Capital lease obligations ................................................................                 277               313

Minority interest in subsidiary ..........................................................                 394               370

COMMITMENTS AND CONTINGENCIES (NOTE 3) ...................................................                --                --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
       none issued .......................................................................                --                --
   Common stock; $.01 par value; 15,000,000 shares authorized;
       10,605,452 and 10,242,506 shares issued and outstanding in
       1996 and 1995, respectively .......................................................                 106               102
   Additional paid-in capital ............................................................              16,998            14,457
   Accumulated deficit ...................................................................              (7,127)           (6,594)
                                                                                                      --------          --------
       TOTAL STOCKHOLDERS' EQUITY ........................................................               9,977             7,965
                                                                                                      ========          ========
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................            $ 12,956          $ 10,859
                                                                                                      ========          ========

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               QUARTER ENDED MARCH 31,
                                                                                             ---------------------------
                                                                                               1996                1995
                                                                                             --------           --------
Revenue:
    Online service ................................................................          $  2,513           $  2,087
    Products ......................................................................               415                379
    Contract and license revenue ..................................................               454                571
    Contract revenue earned from affiliates .......................................               106                106
    Other revenue .................................................................                25                  5
                                                                                             --------           --------
        Total revenue .............................................................             3,513              3,148

Costs and expenses:
    Cost of revenue - online ......................................................             1,466              1,086
    Cost of revenue - products ....................................................               251                276
    Cost of revenue - other .......................................................               388                393
    Marketing expenses ............................................................               730                689
    General and administrative expenses ...........................................             1,167                858
    Interest expense ..............................................................                19                 20
                                                                                             --------           --------
        Total costs and expenses ..................................................             4,021              3,322

Loss before minority interest .....................................................              (508)              (174)
Minority interest in income of subsidiary .........................................               (25)               (76)
                                                                                             --------           --------
        Net loss ..................................................................          $   (533)          $   (250)
                                                                                             ========           ========
Net loss per common share .........................................................          $  (0.05)          $  (0.03)
                                                                                             ========           ========
Weighted average common and common equivalent shares outstanding ..................          $ 10,425           $  9,506
                                                                                             ========           ========

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                         QUARTER ENDED MARCH 31,
                                                                                                       ----------------------------
                                                                                                         1996                 1995
                                                                                                       -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................................................             $  (533)             $  (250)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
        Minority interest in income of subsidiary ........................................                  25                   76
        Depreciation and amortization ....................................................                 486                  340
        Provision for doubtful accounts ..................................................                  43                   13
Changes in assets and liabilities net of effects of acquired business
        Receivables and advances .........................................................                (602)                 (79)
        Other current assets .............................................................                  29                 (108)
        Accounts payable .................................................................                  29                  207
        Billings in excess of costs and estimated earnings on ............................                --                    174
            uncompleted contracts
        Other current liabilities ........................................................                 130                   31
                                                                                                       -------              -------
            Net cash provided (used) by operating activities .............................                (393)                 404
                                                                                                       -------              -------
CASH FLOWS INVESTING ACTIVITIES:
        Net additions to property and equipment ..........................................                (542)                 (29)
        Additions to software development costs ..........................................                (404)                (350)
        Additions to capitalized data costs ..............................................                 (45)                 (68)
        Other ............................................................................                   5                   (2)
                                                                                                       -------              -------
            Net cash used by investing activities ........................................                (986)                (449)
                                                                                                       -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuances of common stock ..........................................               2,545                   34
        Payments on notes payable and capital lease ......................................                 (77)                 (56)
        Other ............................................................................                --                    (44)
                                                                                                       -------              -------
            Net cash provided (used) by financing activities .............................               2,468                  (66)
                                                                                                       -------              -------
Increase (decrease) in cash and cash equivalents .........................................               1,089                 (111)

Cash and cash equivalents
        Beginning of period ..............................................................               1,796                  956
                                                                                                       =======              =======
        End of period ....................................................................             $ 2,885              $   845
                                                                                                       =======              =======

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.          BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Telescan, Inc., and its majority owned subsidiaries ("Telescan" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Amounts in the March 31, 1995 condensed consolidated financial statements have been reclassified whenever necessary to conform with the current period's presentation.

         The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995. The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

2.         UNCONSOLIDATED SUBSIDIARY

         The Company owns 21.25% of Telebuild, L.C., ("Telebuild") a limited liability company formed in 1990 to develop and market online databases for which the company has served as a contract software developer.

Selected statement of operations data of Telebuild are as follows (in thousands):

                                                THREE MONTHS ENDED MARCH 31,
                                                       (UNAUDITED)
                                                 ------------------------
                                                  1996           1995
                                                 -----          -----
Revenue ................................         $  19          $  35
Cost of revenue ........................            64             82
Marketing expenses .....................            34             41
General and administrative .............            40             36
                                                 -----          -----
Net loss ...............................          (119)         $(124)
                                                 =====          =====

         The Company performed services under contract for Telebuild totaling approximately $106,000 during each of the quarters ended March 31, 1996 and 1995. As of March 31, 1996, the Company has $353,000 due from Telebuild of which $42,000 had not been billed as of March 31, 1996. This receivable arose from programming, system operations, selling and administrative services provided to Telebuild by the Company.
                                       6

3.         COMMITMENTS AND CONTINGENCIES

         In 1986, a stockholder of Telescan, Inc. (predecessor business to D.B. Technology, Inc.) filed suit in the 269th District Court in Texas against the Company, certain stockholders of the Company, and others. The suit sought to set aside the 1986 merger of D.B. Technology and Telescan, Inc., money damages from all defendants, and sums due under alleged promissory notes. The case went to trial in October 1989 and judgment was rendered in favor of the defendants on a directed verdict including an order for the plaintiff to pay certain court costs and certain attorney's fees of Telescan, Inc. Subsequent to an appeal by the stockholder in the Texas Court of Appeals 14th Judicial District, the appellate court remanded the case to trial court. At the conclusion of presentation of evidence, the case was submitted to the jury by means of questions in order to determine issues of liability and damages. Based on a lack of evidence which would impose liability upon Telescan, Inc., no questions were submitted which asked the jury to determine whether or not the Company bears any liability to any plaintiff. A hearing on pending matters, including entry of Judgment, was held April 10, 1995. At the hearing the court ruled that plaintiffs take nothing other than the payment, with interest, of $40,000 in promissory notes in favor of plaintiff Investa, Inc. and Hoggett, which notes preceded the merger. The defendants were awarded attorney's fees and court costs. The Judgment has been entered. The plaintiffs have appealed. The appeal is set for oral argument on June 25, 1996 in front of the Texas Court of Appeals, 14th Judicial District. Management does not believe that any material adverse outcome is reasonably possible nor probable and thus, no qualified disclosure as to a range of reasonable possible loss or accrual in the financial statements of probable loss have been made.
                                       7

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

The Company's primary product lines are (1) the Telescan system of online financial databases and software tools which allow sophisticated investors to obtain financial news and information and to design a variety of sophisticated searches and perform fundamental and technical analyses using current and historical financial information on more than 350,000 global equities, indices and currencies; (2) Computer Sports Network division, which offers online computer sports games to golf and baseball enthusiasts; (3) the numerous third party online services which are developed and operated via alliances with third parties in the publishing, entertainment, and home design and building industries; and (4) Knowledge Express Data Systems, L.C. ("KEDS"), which is an online database system for the commercialization and transfer of technology serving corporations, government agencies, universities, and research institutions. The Company owns 55.58% of KEDS and acts under contract as the exclusive system operator.

Revenue is generated in the form of online service fees, product sales and contract revenue. The Company has experienced a significant increase in revenue over the past three years. The higher revenue is primarily attributable to increases in the Company's subscriber base and the DOE Contract, as defined herein, which expired in the first quarter of 1996. The subscriber growth is a result of the growth in the online services industry, the diversification of the Company's product and service offerings, and the Company's continued investment in customer acquisition through technology development and marketing.

The Company's online revenue is generated primarily from individual subscribers paying annual subscription fees plus recurring monthly usage fees. Until recently, the monthly usage fees for the Company's financial online service were based upon actual hours of prime time and non-prime time usage, with prime-time hours charged at a premium. In December 1995, the Company implemented a new fixed rate pricing plan for the Telescan Financial online service, whereby all customers are charged a flat monthly fee for a specified number of hours, with no stipulations as to time of day access.

The Company's incremental online operating expenses primarily include telecommunications costs, royalties and customer service expenses, while fixed online operating costs include data costs, amortization of software development and amortization of capitalized data. On a going forward basis, telecommunications costs will become semi-variable due to a new "per port" contract. As a result of this mixed cost structure, the online gross margin rate will typically increase as online revenue increases and will decrease as online revenue decreases.
                                       8

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

The Company's contract revenue is generated from providing contract services to other companies which include developing, operating and maintaining online database systems as well as providing administrative and marketing services. In recent years, contract revenue has increased primarily due to the Department of Energy Contract (the "DOE Contract") awarded to KEDS in April 1994. Under the terms of the contract, the Company was responsible for the development, marketing and operation of an online service enabling technology transfer among universities, federal laboratories, and small to medium sized businesses. In exchange, the DOE subsidized online services for up to 1,200 subscribers, pursuant to which $452,000 and $566,000 of contract revenue and $156,000 and $264,000 of gross margin was recognized by the Company during the three months ended March 31, 1996 and 1995, respectively. The DOE Contract expired in March 1996. To counter the impact of the expiration of the DOE Contract, KEDS has been actively working to expand its unsubsidized subscriber base. Since the beginning of 1995 through the end of the first quarter of 1996, the number of unsubsidized subscribers has increased 270% from 683 to 1,853. This represents an increase in monthly revenue from unsubsidized subscribers of $13,000 per month during the first quarter of 1995 to $39,000 per month during the first quarter of 1996. Management will continue to closely monitor the operating results of KEDS, and will make modifications, if necessary, to optimize KEDS' operating results.

QUARTER ENDED MARCH 31, 1996, COMPARED TO QUARTER ENDED MARCH 31, 1995

Results for the first quarter of 1996 reflect the Company's ongoing efforts to grow market share in its existing online services, as well as to pursue strategic partnership opportunities that could enable the Company to broaden the usage of its proprietary technology platform and enter new segments of the online services market. The Company has continued to invest in infrastructure to support new business development activity, as well as in upfront marketing and selling expenses to acquire new customers. As a result, since the beginning of the year Telescan has signed letters of intent for cross-marketing and joint venture agreements with four national and international financial service providers and signed a letter of intent to develop and operate three new online databases.

Total revenue increased $365,000, or 12%, from $3,148,000 for the three months ended March 31, 1995 to $3,513,000 for the three months ended March 31, 1996. Recurring online service revenue rose 20% to $2,513,000 during the first quarter of 1996 from $2,087,000 during the corresponding period of the prior year. The increase in online revenue is the result of improving market penetration, new product offerings and increased customer usage. Product revenue increased $36,000, or 10%, from $379,000 in 1995 to $415,000 in 1996. Contract and license revenue decreased $117,000, or 17%, from $677,000 to $560,000, primarily due to the expiration of the DOE Contract during March 1996.

                                       9

Total cost of revenue increased from $1,755,000 during the first quarter of 1995 to $2,105,000 in the first quarter of 1996, a $350,000, or 20% increase. This increase is primarily attributable to the overall increase in revenue discussed above, as well as the increase in the cost of online revenue as a percentage of online revenue discussed below.

For the three months ended March 31, 1996, the Company earned a gross margin on its online service revenue of $1,047,000 compared to $1,001,000 for the comparable period of 1995. Online gross margin as a percentage of online revenue decreased from 48% to 42% for the quarters ended March 31, 1995 and 1996. The decrease is primarily attributable to a $250,000, or 75%, increase in data and royalty costs, and a $120,000, or 94%, increase in amortization of capital data and software development costs. Data and royalty costs increased as a percentage of online revenue primarily due to the addition of more database options and the migration of the Company's data contracts from a variable to a fixed cost structure. Amortization of software development costs increased due to the release of the Telescan Investor's Platform ("TIP") software during 1995.

For the quarter ended March 31, 1996, the Company earned a gross margin on its product revenue of $164,000 compared to $103,000 for the comparable period of 1995. Product gross margin as a percentage of product revenue increased from 27% to 40% primarily due to the higher margin TIP software released in the second quarter of 1995.

Marketing expenses increased 6% from $689,000 for the three months ended March 31, 1995 to $730,000 for the three months ended March 31, 1996. This increase is primarily the result of the Company's continuing commitment to customer acquisition. It includes a $168,000 increase in sales promotion and advertising expenditures offset by a reduction in tradeshow and seminar expenses of $71,000.

General and administrative expenses increased 36% from $858,000 for the three months ended March 31, 1995 to $1,167,000 for the three months ended March 31, 1996, primarily due to increased salary expense of $107,000, increased rent of $70,000 and increased depreciation and amortization expense of $37,000.

                                       10

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had cash and cash equivalents aggregating $2,885,000, which represents an increase of $1,089,000 since December 31, 1995. Net cash used by operating activities was $393,000 for the three months ended March 31, 1996 compared to cash provided by operations of $404,000 for the three months ended March 31, 1995. This $797,000 decrease in cash provided by operations was primarily due to lower net income adjusted for an increase in receivables and advances of $602,000, partially offset by non-cash items including $486,000 of depreciation and amortization.

The Company's primary capital needs are for (1) the continued investment in technology through its software development activities, (2) the purchase of capitalized data and (3) the purchase of computers and communications equipment. During the quarter ended March 31, 1996, the Company invested $404,000 in software development costs and acquired property and equipment totaling $542,000, of which none was financed. The Company estimates that it may invest up to an additional $2 million in capital expenditures over the next twelve months. The Company intends to fund these capital additions through existing cash on hand, cash generated from operations, long-term capital leasing and proceeds from borrowings.

In June 1995, the Company entered into a Stock Purchase Agreement with TransTerra Company ("TransTerra"), whereby TransTerra agreed to purchase $5 million of the Company's common stock ("Common Stock") in four equal installments over a nine month period. The number of restricted shares of Common Stock issued for each installment was calculated based upon the average market price of the Common Stock over the preceding quarter. In connection with this agreement, the Company granted certain registration rights to TransTerra and allowed TransTerra to appoint a representative to the Board of Directors. Net proceeds of approximately $4,900,000 from this series of transactions are being used by the Company for technology development, working capital and other general corporate requirements. During the three months ended March 31, 1996, pursuant to the terms of this agreement, 341,796 shares of restricted Common Stock were issued for total consideration of $2.5 million.

The Company believes that the existing cash on hand, cash generated from operations and proceeds from borrowings will be adequate to fund its working capital and other cash requirements over the next twelve months.

Aggregate revenue from the Company's online financial database and related product sales accounted for approximately 72% and 71% of the Company's total revenue for the quarter ended March 31, 1996 and 1995, respectively. A downturn in the equity markets could cause a reduction in this revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that the effect of such adverse market conditions would be lessened by its fixed rate billing structure. To counter the potential impact, if any, of such a downturn, the Company is broadening its revenue base through its alliances with third parties to develop and operate online databases and Internet sites outside the Company's primary market. Also, during the fourth quarter of 1995, the Company began utilizing its new technology, code-named Sunflower, which will allow the Company to efficiently establish additional third party online communication networks without a substantial investment in hardware or software development.
                                       11

IMPACT OF RELATIONSHIP WITH TELEBUILD, L.C.

Friedman Interests, Inc. ("Friedman Interests"), a company controlled by G. Robert Friedman, a director of the Company, owns 38.1625% of Telebuild, L.C. ("Telebuild"). The Company and JST Technology Center, Inc. ("JST"), a director of the Company, which is owned 93.98% by the Brown Family Partnership and 6.02% by a third party) own 21.25% and 40.5875% respectively of Telebuild. The Brown Family Partnership is owned by David L. Brown, the Company's Chairman and Chief Executive Officer, and Scott L. Brown, a former Vice President of the Company, and other members of the Brown family.

During the three months ended March 31, 1996, the Company performed services under contract for Telebuild which consisted primarily of software development, operation of an online database system, and selling and administrative services.

For the three months ended March 31, 1996, the Company recognized $106,000 of contract revenue and incurred $95,000 of expenses related to the Telebuild contract. The Company anticipates that there may be an increase in the related contract revenue and expense over the next twelve months due to a recent acceleration in the business activities of Telebuild.

It is uncertain when Telebuild will reach break-even cash flow levels and be able to meet its operating and capital requirements. As of March 31, 1996, $353,000 was due from Telebuild, $42,000 of which was not billed at that date. Although there have been no formal commitments on the part of JST and Friedman Interests, the Company is confident that JST and Friedman Interests have both the ability and intent to continue to fund Telebuild. The Company bases this belief on the fact that JST and Friedman Interests have funded Telebuild approximately $2,026,000 in the form of capital and advances, and have made assurances to the Company of continued funding. The Company has not provided, is not obligated to provide and has no present or future commitment to provide any funding of Telebuild. In the unlikely event JST and Friedman Interests, either individually or jointly, elect to or are unable to continue funding Telebuild, the Company has been advised that Telebuild will seek other third-party investors as a source of funding. Should Telebuild be unable to obtain such third party funding, the Company would re-evaluate the business prospects of Telebuild and would consider various business alternatives, including the possibility of purchasing additional equity in Telebuild, provided it had the resources to do so.
                                       12

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.
                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  Not applicable.

ITEM 5.           OTHER INFORMATION.
                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      Exhibits:

4.1** Asset Purchase Agreement dated June 30, 1990, between TIC Software, Inc. and the Registrant which sets forth certain registration rights of TIC Software, Inc. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.2** Exhibits to Asset Purchase Agreement dated June 30, 1990, between TIC Software, Inc. and the Registrant which set forth certain registration rights of TIC Software, Inc. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.3**     Assignment of Agreement between Jacob Sobotka, Marvin Deuell, Raymond
          C. Wicker and the Registrant which sets forth certain registration rights of those parties, effective as of January 1, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.4** Assignment of General Partnership interest between New World Technologies, a Texas general partnership, and the Registrant which sets forth certain registration rights effective as of January 1, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.5** Registration Rights Agreement between Vulcan Ventures Incorporated and the Registrant dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.6** Form of Redeemable Warrant Certificate issued by the Registrant to Vulcan Ventures Incorporated to purchase 600,000 shares of Common Stock of the Registrant at $3.25 per share dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

                                       13

4.7** Form of Registration Rights Agreement between Sanders Morris Mundy Inc. and the Registrant dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.8** Form of Warrant Certificate issued by the Registrant to Sanders Morris Mundy Inc. to purchase 60,000 shares of Common Stock of the Registrant at $1.75 per share dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.9** Form of Warrant Certificate issued by Registrant to Sanders Morris Mundy Inc. to purchase 60,000 shares of Common Stock of Registrant at $3.25 per share dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.10** Form of Registration Rights Agreement between the Registrant and 47 private investors dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.11** Form of Redeemable Warrant Certificate issued by the Registrant to 47 private investors to purchase, in the aggregate, 1,200,000 shares of Common Stock of the Registrant at $3.25 per share dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.12** Form of Registration Rights Agreement between the Registrant and Sanders Morris Mundy Inc. dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.13** Form of Warrant Certificate issued by the Registrant to Sanders Morris Mundy Inc. to purchase 120,000 shares of Common Stock of the Registrant at $1.75 per share dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.14** Form of Warrant Certificate issued by the Registrant to Sanders Morris Mundy Inc. to purchase 120,000 shares of Common Stock of the Registrant at $3.25 per share dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.15** Form of Registration Rights Agreement between the Registrant and G. Robert Friedman dated May 24, 1990. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.16** Registration Rights Agreement between TransTerra Company and the Registrant dated June 28, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.)
                                       14

11*       Statement regarding computation of earnings per share.

27*       Financial Data Schedule.


*         Indicates documents filed herewith.

** Indicates documents incorporated by reference from the prior filing indicated.


         (B)      Reports on Form 8-K:
                  None.

Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TELESCAN, INC.


                                             By: /s/ KAREN R. FOHN
                                                     Karen R. Fohn
                                                     Chief Financial Officer
                                                     a duly authorized officer
                                                     of the Registrant

Date:    MAY 15, 1996
                                       15