Form 10-Q
period 1996-06-30
TELESCAN INC
filed 1996-08-14
CIK 832175

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED JUNE 30, 1996

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

$.01 par value per share Common Stock: 10,684,455 as of August 12, 1996

                                 TELESCAN, INC.
                               Report on Form 10-Q
                           Quarter Ended June 30, 1996

                                                                           INDEX
   PART I.     FINANCIAL INFORMATION

        ITEM   1.     FINANCIAL  STATEMENTS  .............................     3

        ITEM   2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS ................     8

   PART  II.   OTHER INFORMATION

        ITEM    1.    LEGAL PROCEEDINGS ..................................    14

        ITEM    2.    CHANGES IN SECURITIES ..............................    14

        ITEM    3.    DEFAULTS UPON SENIOR SECURITIES  ...................    14

        ITEM    4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS ............................................    14

        ITEM    5.    OTHER INFORMATION  .................................    14

        ITEM    6.    EXHIBITS AND REPORTS ON FORM 8-K  ..................    14

  SIGNATURES          .. ................................................     16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           JUNE 30, DECEMBER 31,
                                                             1996        1995
                                                           --------    --------
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...........................   $  1,914    $  1,796
   Accounts receivable, net ............................      1,597       1,265
   Receivables from affiliates .........................        479         311
   Prepaid expenses ....................................        275         416
   Inventory ...........................................        185         190
   Other current assets ................................        221         201
                                                           --------    --------
       TOTAL CURRENT ASSETS ............................      4,671       4,179

Property and equipment, net ............................      2,719       2,260
Software development costs, net ........................      3,615       3,173
Software technology rights, net ........................        298          76
Capitalized data costs, net ............................        747         826
Other assets, net ......................................        320         345
                                                           ========    ========
       TOTAL ASSETS ....................................   $ 12,370    $ 10,859
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ....................................   $  1,616    $  1,463
   Accrued liabilities .................................        460         221
   Current portion of long-term debt and
   capital lease obligations ...........................        302         315
   Amounts due to stockholders and affiliates ..........         37          37
                                                           --------    --------
       TOTAL CURRENT LIABILITIES .......................      2,415       2,036

Long-term debt .........................................         96         175
Capital lease obligations ..............................        239         313

Minority interest in subsidiary ........................        260         370

CONTINGENCIES (NOTE 3) .................................       --          --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 10,000,000 shares
       authorized; none issued .........................       --          --
   Common stock; $.01 par value; 15,000,000 shares
       authorized; 10,684,292 and 10,242,506 shares
       issued and outstanding in 1996 and 1995,
       respectively ....................................        107         102
   Additional paid-in capital ..........................     17,320      14,457
   Accumulated deficit .................................     (8,067)     (6,594)
                                                           --------    --------
       TOTAL STOCKHOLDERS' EQUITY ......................      9,360       7,965
                                                           ========    ========
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......   $ 12,370    $ 10,859
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     QUARTER ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------          ----------------------------
                                                                    1996              1995                 1996               1995
                                                                  --------           --------           --------           --------
Revenue:
     Online service ........................................         $  2,257          $  2,108          $  4,770          $  4,195
     Products ..............................................              657               812             1,072             1,191
     Contract and license revenue ..........................              120               538               574             1,109
     Contract revenue earned from affiliates ...............              177               108               283               214
     Other revenue .........................................               19                 5                44                10
                                                                     --------          --------          --------          --------
          Total revenue ....................................            3,230             3,571             6,743             6,719

Costs and expenses:
     Cost of revenue - online ..............................            1,600             1,122             3,066             2,208
     Cost of revenue - products ............................              329               274               580               551
     Cost of revenue - other ...............................              177               396               565               789
     Marketing expenses ....................................              785               704             1,515             1,392
     General and administrative expenses ...................            1,393               931             2,560             1,788
     Interest expense ......................................               20                24                39                44
                                                                     --------          --------          --------          --------
          Total costs and expenses .........................            4,304             3,451             8,325             6,772

Income (loss) before minority
interest ...................................................           (1,074)              120            (1,582)              (53)
Minority interest in (income) loss of
     subsidiary ............................................              134               (68)              109              (145)
                                                                     --------          --------          --------          --------
          Net income (loss) ................................         $   (940)         $     52          $ (1,473)         $   (198)
                                                                     ========          ========          ========          ========

Net income (loss) per common share .........................         $  (0.09)         $   0.01          $  (0.14)         $  (0.02)
                                                                     ========          ========          ========          ========

Weighted average common and common .........................           10,628            10,025            10,526             9,533
                                                                     ========          ========          ========          ========
     equivalent shares outstanding

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                SIX MONTHS
                                                                ENDED JUNE 30,
                                                             -------------------
                                                               1996      1995
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................   $(1,473)   $  (198)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
        Minority interest in income (loss) of subsidiary .      (109)       145
        Depreciation and amortization ....................     1,028        701
        Provision for doubtful accounts ..................        36         42
Changes in current assets and liabilities
        Receivables and advances .........................      (536)      (438)
        Other current assets .............................       126       (141)
        Accounts payable .................................       153        677
        Billings in excess of costs and
        estimated earnings on ............................      --          191
            uncompleted contracts
        Other current liabilities ........................       236         63
                                                             -------    -------
            Net cash (used) provided by operating
activities ...............................................      (539)     1,042
                                                             -------    -------

CASH FLOWS INVESTING ACTIVITIES:
        Net additions to property and equipment ..........      (865)      (142)
        Additions to software development costs ..........      (829)      (749)
        Additions to capitalized data costs ..............       (94)      (128)
        Other ............................................        (9)        (1)
                                                             -------    -------
            Net cash used by investing activities ........    (1,797)    (1,020)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuances of common stock ..........     2,619      1,289
        Payments on notes payable and capital lease ......      (165)      (146)
        Other ............................................      --          (44)
                                                             -------    -------
            Net cash provided by financing activities ....     2,454      1,099
                                                             -------    -------

Increase in cash and cash equivalents ....................       118      1,121

Cash and cash equivalents
        Beginning of period ..............................     1,796        956
                                                             =======    =======
        End of period ....................................   $ 1,914    $ 2,077
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

        Amounts in the June 30, 1995 condensed consolidated financial statements have been reclassified whenever necessary to conform with the current period's presentation.

        The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995. The results of operations for the six-month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2.         UNCONSOLIDATED SUBSIDIARY

        The Company owns 21.25% of Telebuild, L.C., ("Telebuild") a limited liability company formed in 1990 to develop and market online databases for which the company has served as a contract software developer.

Selected statement of operations data of Telebuild are as follows (in thousands):

                                           QUARTER ENDED       SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                         ----------------     ------------------
                                         1996       1995       1996        1995
                                         -----     ------      -----      ------
                                              UNAUDITED             UNAUDITED
Revenue ............................     $  32      $  23      $  51      $  58
Cost of revenue ....................        65         70        129        152
Marketing expenses .................       103         38        137         79
General and administrative .........        45         51         85         87
                                         =====      =====      =====      =====
Net loss ...........................     $(181)     $(136)     $(300)     $(260)
                                         =====      =====      =====      =====

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company performed services under contract for Telebuild totaling approximately $283,000 and $214,000, respectively, during the six months ended June 30, 1996 and 1995. As of June 30, 1996, the Company has $479,000 due from Telebuild of which $69,000 had not been billed as of June 30, 1996. This receivable arose from programming, system operations, selling and administrative services provided to Telebuild by the Company.

3.         CONTINGENCIES

        In 1986, a stockholder of Telescan, Inc. (predecessor business to D.B. Technology, Inc.) filed suit in the 269th District Court in Texas against the Company, certain stockholders of the Company, and others. The suit sought to set aside the 1986 merger of D.B. Technology and Telescan, Inc., money damages from all defendants, and sums due under alleged promissory notes. The case went to trial in October 1989 and judgment was rendered in favor of the defendants on a directed verdict including an order for the plaintiff to pay certain court costs and certain attorney's fees of Telescan, Inc. Subsequent to an appeal by the stockholder in the Texas Court of Appeals 14th Judicial District, the appellate court remanded the case to trial court. At the conclusion of presentation of evidence, the case was submitted to the jury by means of questions in order to determine issues of liability and damages. Based on a lack of evidence which would impose liability upon Telescan, Inc., no questions were submitted which asked the jury to determine whether or not the Company bears any liability to any plaintiff. A hearing on pending matters, including entry of Judgment, was held April 10, 1995. At the hearing the court ruled that plaintiffs take nothing other than the payment, with interest, of $40,000 in promissory notes in favor of plaintiff Investa, Inc. and Hoggett, which notes preceded the merger. The defendants were awarded attorney's fees and court costs. The Judgment has been entered. The plaintiffs have appealed and oral argument was made on June 25, 1996 before the Texas Court of Appeals, 14th Judicial District. The court's decision is pending. Management does not believe that any material adverse outcome is reasonably possible nor probable and thus, no qualified disclosure as to a range of reasonable possible loss or accrual in the financial statements of probable loss have been made.

        During June 1996 the Company and a publisher verbally agreed to cancel their agreement to develop and operate an online service. As of June 30, 1996, the Company had capitalized $488,000 in software development and data costs related to its development effort under the agreement which began August 1, 1993. The Company has had discussions with other parties interested in developing such an online system and currently believes that the asset's net realizable value is not impaired.

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

The Company's contract revenue is generated from providing contract services to other companies which include developing, operating and maintaining online database systems as well as providing administrative and marketing services. In recent years, contract revenue has increased primarily due to the Department of Energy Contract (the "DOE Contract") awarded to KEDS in April 1994. Under the terms of the contract, the Company was responsible for the development, marketing and operation of an online service enabling technology transfer among universities, federal laboratories, and small to medium sized businesses. In exchange, the DOE subsidized online services for up to 1,200 subscribers, pursuant to which $452,000 and $1,099,000 of contract revenue and $156,000 and $495,000 of gross margin was recognized by the Company during the six months ended June 30, 1996 and 1995, respectively. The DOE Contract expired in March 1996. To counter the impact of the expiration of the DOE Contract, KEDS has been actively working to expand its unsubsidized subscriber base. Since the beginning of 1995 through the end of the second quarter of 1996, the number of unsubsidized subscribers has increased resulting in higher revenue from such subscribers. For the six months ended June 30, 1996, unsubsidized revenue increased to an average of $36,000 per month over that period from an average of $13,000 per month of such revenue during the first quarter of 1995. Management will continue to closely monitor the operating results of KEDS, and will make modifications, if necessary, to optimize KEDS' operating results.

Results for the six months ended June 30, 1996 reflect the Company's ongoing efforts to grow market share in its existing online services, as well as to pursue strategic partnership opportunities that could enable the Company to broaden the usage of its proprietary technology platform and enter new segments of the online services market. The Company has continued to invest in infrastructure to support new business development activity, as well as in upfront marketing and selling expenses to acquire new customers. As a result, since the beginning of the year Telescan has entered into a number of new contracts. These contracts include expanded relationships with Charles Schwab & Co. and NETCOM On-Line Communications; building a new online service for Standard and Poor's and new ventures with Independent Economic Analysis (Holdings) Pte Limited (I.D.E.A.), a leading international provider of independent financial and economic analysis; and an agreement with a major world-wide financial services company.

QUARTER ENDED JUNE 30, 1996, COMPARED TO QUARTER ENDED JUNE 30, 1995

For the three months ended June 30, 1996 total revenue was $3,230,000 compared to $3,571,000 for the same period in 1995. Recurring online service revenue rose 7% to $2,257,000 during the second quarter of 1996 from $2,108,000 during the corresponding period of the prior year. The increase in online revenue is the result of improving market penetration and new product offerings. Product revenue decreased $155,000, or 19%, from $812,000 in 1995 to $657,000 in 1996 primarily due to higher second quarter 1995 revenues associated with the release of Telescan Investor's Platform ("TIP") software. Contract and license revenue decreased $349,000, or 54%, from $646,000 to $297,000, primarily due to the expiration of the DOE Contract during March 1996.

Total cost of revenue increased from $1,792,000 during the second quarter of 1995 to $2,106,000 in the second quarter of 1996, a $314,000, or 18% increase. For the three months ended June 30, 1996, the Company earned a gross margin on its online service revenue of $657,000 compared to $986,000 for the comparable period of 1995. Online gross margin as a percentage of online revenue decreased from 47% to 29% for the quarters ended June 30, 1995 and 1996. The decrease is primarily attributable to a $182,000, or 53%, increase in data and royalty costs, and a $131,000, or 110%, increase in amortization of capital data and software development costs. Data and royalty costs increased as a percentage of online revenue primarily due to the addition of more database options and the migration of the Company's data contracts from a variable to a fixed cost structure. Amortization of software development costs increased due to the release of the TIP software during 1995.

For the quarter ended June 30, 1996, the Company earned a gross margin on its product revenue of $328,000 compared to $538,000 for the comparable period of 1995. Product gross margin as a percentage of product revenue decreased from 66% to 50% primarily due to a higher margin second quarter 1995 sales mix reflecting the TIP software release.

Marketing expenses increased 12% from $704,000 for the three months ended June 30, 1995 to $785,000 for the corresponding 1996 period. This increase is primarily the result of the Company's continuing commitment to customer acquisition and a $60,000 increase in salary expense reflecting Internet business development.

General and administrative expenses increased 50% from $931,000 for the three months ended June 30, 1995 to $1,393,000 for the three months ended June 30, 1996, primarily due to increased salary expense of $150,000, increased rent of $43,000, increased depreciation and amortization expense of $46,000, increased consulting expense of $71,000 and $55,000 of increased legal expense.

SIX MONTHS ENDED JUNE 30, 1996, COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995

Total revenue for the six months ended June 30, 1996 was $6,743,000 compared to $6,719,000 for the corresponding period of 1995. Recurring online service revenue rose 14% to $4,770,000 during the first six months of 1996 from $4,195,000 during the corresponding 1995 period. The increase in online revenue is the result of improving market penetration and new product offerings. Product revenue decreased $119,000, or 10%, from $1,191,000 in 1995 to $1,072,000 in
1996. Contract and license revenue decreased $466,000, or 35%, from $1,323,000 to $857,000, primarily due to the expiration of the DOE Contract during March 1996.

Total cost of revenue increased from $3,548,000 during the first six months of 1995 to $4,211,000 in 1996, a $663,000 or 19% increase. This increase is primarily attributable to the overall increase in revenue discussed above, as well as the increase in the cost of online revenue as a percentage of online revenue discussed below.

For the six months ended June 30, 1996, the Company earned a gross margin on its online service revenue of $1,704,000 compared to $1,987,000 for the same period in 1995. Online gross margin as a percentage of online revenue decreased from 47% to 36% for the six months ended June 30, 1995 and 1996, respectively. The decrease is primarily attributable to a $433,000, or 65%, increase in data and royalty costs (as discussed above in the quarterly comparison), and a $250,000, or 91%, increase in amortization of capital data and software development costs primarily reflecting the release of the TIP software in 1995.

For the six months ended June 30, 1996, the Company earned a gross margin on its product revenue of $492,000 compared to $640,000 for the comparable period of 1995. Product gross margin as a percentage of product revenue decreased from 54% to 46% primarily due to the higher margin TIP software released in the second quarter of 1995.

Marketing expenses increased 9% from $1,392,000 for the six months ended June 30, 1995 to $1,515,000, for the six months ended June 30, 1996. It includes an increase of $100,000 in salary expense associated with Internet business development, and a $101,000 increase in sales promotion and advertising expense offset by a reduction in tradeshow and seminar expenses of $68,000.

General and administrative expenses increased 43% from $1,788,000 for the six months ended June 30, 1995 to $2,560,000 for the six months ended June 30, 1996, primarily due to increased salary expense of $260,000, a $102,000 increase in consulting expense, increased rent of $109,000 and increased depreciation and amortization expense of $84,000.

During June 1996 the Company and a publisher verbally agreed to cancel their agreement to develop and operate an online service. As of June 30, 1996, the Company had capitalized $488,000 in software development and data costs related to its development effort under the agreement which began August 1, 1993. The Company has had discussions with other parties interested in developing such an online system and currently believes that the asset's net realizable value is not impaired.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash and cash equivalents aggregating $1,914,000, which represents an increase of $118,000 since December 31, 1995. Net cash used by operating activities was $539,000 for the six months ended June 30, 1996 compared to cash provided by operations of $1,042,000 for the six months ended June 30, 1995. This $1,581,000 decrease in cash provided by operations was primarily due to lower net income adjusted for an increase in receivables and advances of $536,000, partially offset by non-cash items including $1,028,000 of depreciation and amortization.

The Company's primary capital needs are for (1) the continued investment in technology through its software development activities, (2) the purchase of capitalized data and (3) the purchase of computers and communications equipment. During the six months ended June 30, 1996, the Company invested $829,000 in software development costs and acquired property and equipment totaling $865,000, of which none was financed. The Company estimates that it may invest up to an additional $2 million in capital expenditures over the next twelve months. The Company intends to fund these capital additions through existing cash on hand and cash generated from operations.

In June 1995, the Company entered into a Stock Purchase Agreement with TransTerra Company ("TransTerra"), whereby TransTerra agreed to purchase $5 million of the Company's common stock ("Common Stock") in four equal installments over a nine month period. The number of restricted shares of Common Stock issued for each installment was calculated based upon the average market price of the Common Stock over the preceding quarter. In connection with this agreement, the Company granted certain registration rights to TransTerra and allowed TransTerra to appoint a representative to the Board of Directors. Net proceeds of approximately $4,900,000 from this series of transactions are being used by the Company for technology development, working capital and other general corporate requirements. During the six months ended June 30, 1996, pursuant to the terms of this agreement, 341,796 shares of restricted Common Stock were issued for total consideration of $2.5 million.

On June 14, 1996, the Company issued 38,000 shares of common stock to acquire certain software technology rights from OP/COM Partners, Ltd., a Texas limited partnership in which a director and significant stockholder of the Company, G. Robert Friedman, has a 36.5% ownership interest. The purchase price of $249,000, representing the fair market value of the shares issued, was allocated to such software technology on the acquisition date.

The Company believes that the existing cash on hand together with cash generated from operations will be adequate to fund its working capital and other cash requirements over the next twelve months. Due to the uncertainty of the timing of any new product introductions and the uncertainty of the timing of the development of new markets for the Company's technology, capital expenditures for future equipment and software development projects beyond a twelve-month period are uncertain. Accordingly, additional outside sources of capital could be required beyond the next twelve-month period should the Company embark upon major software development or hardware acquisition projects or the Company should obtain major contracts to develop online systems for other parties.

Aggregate revenue from the Company's online financial database and related product sales accounted for approximately 76% and 71% of the Company's total revenue for the six months ended June 30, 1996 and 1995, respectively. A downturn in the equity markets could cause a reduction in this revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that the effect of such adverse market conditions would be lessened by its fixed rate billing structure. To counter the potential impact, if any, of such a downturn, the Company is broadening its revenue base through its alliances with third parties to develop and operate online databases and Internet sites outside the Company's primary market. Also, during the fourth quarter of 1995, the Company began utilizing its new technology, code-named Sunflower, which will allow the Company to efficiently establish additional third party online communication networks without a substantial investment in hardware or software development.

IMPACT OF RELATIONSHIP WITH TELEBUILD, L.C.

The Company owns 21.25% of Telebuild, L.C. ("Telebuild"). Friedman Interests, Inc. ("Friedman Interests"), a company controlled by G. Robert Friedman, a director of the Company, owns 38.1625% of Telebuild. JST Technology Center, Inc. ("JST"), which is owned 93.98% by the Brown Family Partnership and 6.02% by a third party) owns 40.5875% of Telebuild. The Brown Family Partnership is owned by David L. Brown, the Company's Chairman and Chief Executive Officer, and Scott
L. Brown, a former Vice President of the Company, and other members of the Brown family.

During the six months ended June 30, 1996, the Company performed services under contract for Telebuild which consisted primarily of software development, operation of an online database system, and selling and administrative services.

During the three months ended June 30, 1996, the Company earned revenue of $177,000 and incurred expense of $142,000 under its contract with Telebuild. For the six months ended June 30, 1996, the Company recognized $283,000 of contract revenue and incurred $238,000 of expenses related to the Telebuild contract. The Company anticipates that there may be an increase in the related contract revenue and expense over the next twelve months due to a recent acceleration in the business activities of Telebuild.

It is uncertain when Telebuild will reach break-even cash flow levels and be able to meet its operating and capital requirements. As of June 30, 1996, $479,000 was due from Telebuild, $69,000 of which was not billed at that date. Although there have been no formal commitments on the part of JST and Friedman Interests, the Company is confident that JST and Friedman Interests have both the ability and intent to continue to fund Telebuild. The Company bases this belief on the fact that JST and Friedman Interests have funded Telebuild approximately $2,026,000 in the form of capital and advances, and have made assurances to the Company of continued funding. The Company has not provided, is not obligated to provide and has no present or future commitment to provide any funding of Telebuild. In the unlikely event JST and Friedman Interests, either individually or jointly, elect to or are unable to continue funding Telebuild, the Company has been advised that Telebuild will seek other third-party investors as a source of funding. Should Telebuild be unable to obtain such third party funding, the Company would re-evaluate the business prospects of Telebuild and would consider various business alternatives, including the possibility of purchasing additional equity in Telebuild, provided it had the resources to do so.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.
               Not applicable.

ITEM 2.        CHANGES IN SECURITIES.
               Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.
               Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders ("Annual Meeting") on May 23, 1996. The purpose of the Annual Meeting was to elect its directors for the ensuing year and to ratify Hein + Associates LLP as auditors for 1996.

At the Annual Meeting, David L. Brown, Dr. Ronald W. Hart, Burt H. Keenan, William D. Savoy, Stephen C. Wood, Dr. Richard K. Carlin, Roger C. Wadsworth, J. Joseph Ricketts and G. Robert Friedman were elected as directors of the Company, with each receiving 9,298,416 votes for election and with 1,200 abstentions except for Mr. Savoy. Mr. Savoy received 9,198,416 and there were 101,200 abstentions.

The Board of Directors recommended that the stockholders ratify their action in appointing their existing certified public accountants, Hein + Associates LLP, independent auditors of the Company for the fiscal year ended December 31, 1996. The stockholders voted 9,293,793 shares for the ratification of Hein + Associates LLP as auditors for 1996, there were 2,200 abstentions, and there were 3,623 votes cast against such ratification.

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

         4.13** Form of Warrant Certificate issued by the Registrant to Sanders Morris Mundy Inc. to purchase 120,000 shares of Common Stock of the Registrant at $1.75 per share dated August 5, 1992. (Incorporated by reference to the Company's Form S- 1 dated September 14, 1993 (Registration No. 33-52182)).

         4.14** Form of Warrant Certificate issued by the Registrant to Sanders Morris Mundy Inc. to purchase 120,000 shares of Common Stock of the Registrant at $3.25 per share dated August 5, 1992. (Incorporated by reference to the Company's Form S- 1 dated September 14, 1993 (Registration No. 33-52182)).

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

         4.17* Asset Purchase Agreement By and Among Telescan, Inc., OP/COM Partners, Ltd., and Raymond S. Wicker, Jr., dated June 14, 1996.

         11*      Statement regarding computation of earnings per share.

         15*      Letter regarding unaudited financial information.

         27*      Financial Data Schedule.
- -------------------------------------

         *        Indicates documents filed herewith.

         ** Indicates documents incorporated by reference from the prior filing indicated.

        (B)    Reports on Form 8-K:
               None.

Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TELESCAN, INC.


                                  By:/s/ROGER C. WADSWORTH
                                     Roger C. Wadsworth
                                     Senior Vice President and
                                     Acting Chief Financial Officer
                                     a duly authorized officer of the Registrant

Date:   AUGUST 12, 1996