Form 10-Q
period 1996-09-30
TELESCAN INC
filed 1996-11-14
CIK 832175

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 0-17508

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

$.01 par value per share Common Stock: 10,773,076 as of November 12, 1996

                                 TELESCAN, INC.
                               Report on Form 10-Q
                        Quarter Ended September 30, 1996

                                      INDEX

   PART I.     FINANCIAL INFORMATION

        ITEM   1.     FINANCIAL  STATEMENTS  ..............................  3

        ITEM   2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS .................  8

   PART  II.   OTHER INFORMATION

        ITEM    1.    LEGAL PROCEEDINGS ................................... 14

        ITEM    2.    CHANGES IN SECURITIES ............................... 14

        ITEM    3.    DEFAULTS UPON SENIOR SECURITIES  .................... 14

        ITEM    4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS ............................................. 14

        ITEM    5.    OTHER INFORMATION  .................................. 14

        ITEM    6.    EXHIBITS AND REPORTS ON FORM 8-K  ................... 14


  SIGNATURES          ..................................................... 16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1996           1995
                                                       --------       --------
                                                      (UNAUDITED)
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ......................    $  1,541       $  1,796
   Accounts receivable, net .......................       1,490          1,265
   Receivables from affiliates ....................         289            311
   Prepaid expenses ...............................         287            416
   Inventory ......................................         154            190
   Other current assets ...........................         155            201
                                                       --------       --------
       TOTAL CURRENT ASSETS .......................       3,916          4,179

Property and equipment, net .......................       2,765          2,260
Software development costs, net ...................       3,906          3,173
Software technology rights, net ...................         272             76
Capitalized data costs, net .......................         701            826
Other assets, net .................................         320            345
                                                       --------       --------
       TOTAL ASSETS ...............................    $ 11,880       $ 10,859
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ...............................    $  1,728       $  1,463
   Accrued liabilities ............................         624            221
   Current portion of long-term debt and
     capital lease obligations ....................         384            315
   Amounts due to stockholders and affiliates .....          37             37
                                                       --------       --------
       TOTAL CURRENT LIABILITIES ..................       2,773          2,036

Long-term debt ....................................         259            175
Capital lease obligations .........................         207            313

Minority interest in subsidiary ...................         138            370

CONTINGENCIES (NOTE 3) ............................        --             --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value;
       10,000,000 shares authorized; none issued ..        --             --
   Common stock; $.01 par value; 15,000,000
       shares authorized; 10,697,000 and
       10,242,506 shares issued and outstanding
       in 1996 and 1995, respectively .............         107            102
   Additional paid-in capital .....................      17,347         14,457
   Accumulated deficit ............................      (8,951)        (6,594)
                                                       --------       --------
       TOTAL STOCKHOLDERS' EQUITY .................       8,503          7,965
                                                       ========       ========
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .    $ 11,880       $ 10,859
                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        QUARTER ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                     -------------------   --------------------
                                       1996       1995       1996        1995
                                     --------    -------   --------    --------

Revenue:
     Online service ..............   $  2,333    $ 2,202   $  7,103    $  6,398
     Products ....................        444        706      1,516       1,897
     Contract and license revenue         274        718        848       1,828
     Contract revenue earned from
       affiliates ................        173         94        456         308
     Other revenue ...............         11         14         55          23
                                     --------    -------   --------    --------
          Total revenue ..........      3,235      3,734      9,978      10,454


Costs and expenses:
     Cost of revenue - online ....      1,599      1,305      4,665       3,513
     Cost of revenue - products ..        282        281        862         832
     Cost of revenue - other .....        193        384        758       1,173
     Marketing expenses ..........        806        891      2,321       2,283
     General and administrative
       expenses ..................      1,345        870      3,905       2,659
     Interest expense ............         17         23         56          66
                                     --------    -------   --------    --------
          Total costs and expenses      4,242      3,754     12,567      10,526


Loss before minority interest ....     (1,007)       (20)    (2,589)        (72)
Minority interest in (income)
     loss of subsidiary ..........        123        (58)       232        (203)
                                     --------    -------   --------    --------
          Net loss ...............   $   (884)   $   (78)  $ (2,357)   $   (275)
                                     ========    =======   ========    ========


Net loss per common share ........   $  (0.08)   $ (0.01)  $  (0.22)   $  (0.03)
                                     ========    =======   ========    ========


Weighted average common and common
     equivalent shares outstanding     10,686      9,864     10,580       9,643
                                     ========    =======   ========    ========

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             ------------------
                                                              1996       1995
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................   $(2,357)   $  (275)
Adjustments to reconcile net loss to net cash (used)
    provided by operating activities:
        Minority interest in income (loss) of subsidiary .      (232)       203
        Depreciation and amortization ....................     1,590      1,097
        Provision for doubtful accounts ..................        42         42
Changes in current assets and liabilities
        Receivables and advances .........................      (245)      (665)
        Other current assets .............................       211       (100)
        Accounts payable .................................       265        110
        Other current liabilities ........................       403        125
                                                             -------    -------
            Net cash (used) provided by operating
               activities ................................      (323)       537
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net additions to property and equipment ..........      (839)      (317)
        Additions to software development costs ..........    (1,351)    (1,121)
        Additions to capitalized data costs ..............      (117)      (170)
        Other ............................................       (28)        (3)
                                                             -------    -------
            Net cash used by investing activities ........    (2,335)    (1,611)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuances of common stock ..........     2,646      2,572
        Payments on notes payable and capital lease ......      (243)      (218)
        Other ............................................      --          (45)
                                                             -------    -------
            Net cash provided by financing activities ....     2,403      2,309
                                                             -------    -------

Increase (decrease) in cash and cash equivalents .........      (255)     1,235

Cash and cash equivalents
        Beginning of period ..............................     1,796        956
                                                             -------    -------
        End of period ....................................   $ 1,541    $ 2,191
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

        Amounts in the September 30, 1995 condensed consolidated financial statements have been reclassified whenever necessary to conform with the current period's presentation.

        The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995. The results of operations for the nine-month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2.         UNCONSOLIDATED SUBSIDIARY

        The Company owns 21.25% of Telebuild, L.C., ("Telebuild") a limited liability company formed in 1990 to develop and market online databases for which the Company has served as a contract software developer.

Selected statement of operations data of Telebuild are as follows (in thousands):

                                          QUARTER ENDED       NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       ------------------    ------------------
                                        1996       1995       1996       1995
                                       -------    -------    -------    -------
                                           (UNAUDITED)           (UNAUDITED)

Revenue ............................   $    39    $    24    $    90    $    82
Cost of revenue ....................        56         59        185        211
Marketing expenses .................        77         38        214        117
General and administrative .........        71         44        156        131
                                       -------    -------    -------    -------
Net loss ...........................   $  (165)   $  (117)   $  (465)   $  (377)
                                       =======    =======    =======    =======

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The Company performed services under contract for Telebuild totaling approximately $456,000 and $308,000, respectively, during the nine months ended September 30, 1996 and 1995. As of September 30, 1996, the Company has $337,000 due from Telebuild of which $68,000 had not been billed as of September 30, 1996. This receivable arose from programming, system operations, selling and administrative services provided to Telebuild by the Company.


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

        During June 1996 the Company and a publisher verbally agreed to cancel their agreement to develop and operate an online service. As of September 30, 1996, the Company had capitalized $488,000 in software development and data costs related to its development effort under the agreement which began August 1, 1993. The Company has had discussions with other parties interested in developing such an online system and currently believes that the asset's net realizable value is not impaired.

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

Revenue is generated in the form of online service fees, product sales and contract revenue. The Company has experienced a significant increase in revenue over the past three fiscal years. Total revenues have declined slightly in the first nine months of 1996 compared to the corresponding period of 1995. The lower revenue in the first nine months of 1996 is primarily attributable to the DOE Contract, as defined herein, which expired in the first quarter of 1996, partially offset by increases in revenue derived from the Company's subscriber base. The subscriber growth is a result of the growth in the online services industry, the diversification of the Company's product and service offerings, and the Company's continued investment in customer acquisition through technology development and marketing.

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

The Company's incremental online operating expenses primarily include telecommunications costs, royalties and customer service expenses, while fixed online operating costs include data costs, amortization of software development and amortization of capitalized data. On a going forward basis, telecommunications costs will become semi-variable due to modifications of vendor contracts resulting in increased fixed and lower variable costs. As a result of this mixed cost structure, the online gross margin rate will typically increase as online revenue increases and will decrease as online revenue decreases.

Product revenue is primarily generated from the sale of online access software, software and service enhancements, major product upgrades and related educational and training products such as books and videotapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the needs of the more sophisticated user. Accordingly, product revenue principally represents revenue from product enhancements or major upgrades. During 1995, the first version of Telescan Investor's Platform for Windows ("TIP") software was released and generated a significant increase in product revenue. There were no 1996 new product releases of a similar magnitude to the 1995 TIP release.

Product costs are variable in nature and include production, duplication, royalties and distribution costs. Due to the variable nature of these costs, increases or decreases in product revenue typically do not impact the gross margin rate.

The Company's contract revenue is generated from providing contract services to other companies which include developing, operating and maintaining online database systems as well as providing administrative and marketing services. In recent years, contract revenue has increased primarily due to the Department of Energy Contract (the "DOE Contract") awarded to KEDS in April 1994. Under the terms of the DOE Contract, the Company was responsible for the development, marketing and operation of an online service enabling technology transfer among universities, federal laboratories, and small to medium sized businesses. In exchange, the Department of Energy subsidized online services for up to 1,200 subscribers, pursuant to which $452,000 and $1,610,000 of contract revenue and $156,000 and $716,000 of gross margin was recognized by the Company during the nine months ended September 30, 1996 and 1995, respectively. The DOE Contract expired in March 1996. To counter the impact of the expiration of the DOE Contract, KEDS has been actively working to expand its unsubsidized subscriber base. Since the beginning of 1995 through the end of the third quarter of 1996, the number of unsubsidized subscribers has increased resulting in higher revenue from such subscribers. Accordingly, for the nine months ended September 30, 1996, unsubsidized revenue increased to an average of $34,000 per month from an average of $13,000 per month of such revenue during the first quarter of 1995. Management will continue to closely monitor the operating results of KEDS, and will make modifications, if necessary, to optimize KEDS' operating results.

Results for the nine months ended September 30, 1996 reflect the Company's ongoing efforts to grow market share in its existing online services, as well as to pursue strategic partnership opportunities that could enable the Company to broaden the usage of its proprietary technology platform and enter new segments of the online services market. The Company has continued to invest in infrastructure to support new business development activity, as well as in upfront marketing and selling expenses to acquire new customers. As a result, since the beginning of the year Telescan has entered into a number of new contracts. These contracts include expanded relationships with Charles Schwab & Co. and NETCOM On-Line Communications; building a new online service for Standard and Poor's and new ventures with Independent Economic Analysis (Holdings) Pte Limited (I.D.E.A.), a leading international provider of independent financial and economic analysis; and an agreement with American Express Direct, a division of American Express, to provide investment decision support services.

QUARTER ENDED SEPTEMBER 30, 1996, COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995


For the three months ended September 30, 1996, total revenue was $3,235,000 compared to $3,734,000 for the same period in 1995. Recurring online service revenue rose 6% to $2,333,000 during the third quarter of 1996 from $2,202,000 during the corresponding period of the prior year. Product revenue decreased $262,000, or 37%, from $706,000 in 1995 to $444,000 in 1996 primarily due to higher third quarter 1995 revenues associated with the release of Telescan Investor's Platform ("TIP") software. Contract and license revenue decreased $365,000, or 45%, from $812,000 to $447,000, primarily due to the expiration of the DOE Contract during March 1996.

Total cost of revenue increased from $1,970,000 during the third quarter of 1995 to $2,074,000 in the third quarter of 1996, a $104,000, or 5% increase. For the three months ended September 30, 1996, the Company earned a gross margin on its online service revenue of $734,000 compared to $897,000 for the comparable period of 1995. Online gross margin as a percentage of online revenue decreased from 41% to 32% for the quarters ended September 30, 1995 and 1996. The decrease is primarily attributable to a $143,000, or 31%, increase in data and royalty costs, and a $113,000, or 64%, increase in amortization of capitalized data and software development costs. Data and royalty costs increased as a percentage of online revenue primarily due to the addition of more database options and the migration of the Company's data contracts from a variable to a fixed cost structure. Amortization of software development costs increased due to the release of the TIP software during 1995.

For the quarter ended September 30, 1996, the Company earned a gross margin on its product revenue of $162,000 compared to $425,000 for the comparable period of 1995. Product gross margin as a percentage of product revenue decreased from 60% to 36% primarily due to a higher margin third quarter 1995 sales mix reflecting the TIP software release.

Marketing expenses decreased 10% from $891,000 for the three months ended September 30, 1995, to $806,000 for the corresponding 1996 period. This decrease is primarily the result of decreased advertising expense of $95,000 partially offset by $40,000 of increased salary expense.

General and administrative expenses increased 54% from $870,000 for the three months ended September 30, 1995, to $1,345,000 for the three months ended September 30, 1996, primarily due to increased salary expense of $109,000, higher rent expense of $66,000, increased depreciation expense of $41,000, increased consulting expense of $55,000 and a $43,000 rise in legal expense.

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Total revenue for the nine months ended September 30, 1996 was $9,978,000 compared to $10,454,000 for the corresponding period of 1995. Recurring online service revenue rose 11% to $7,103,000 during the first nine months of 1996 from $6,398,000 during the same 1995 period. Product revenue decreased $381,000, or 20%, from $1,897,000 in 1995 to $1,516,000 in 1996. Contract and license revenue decreased $832,000, or 39%, from $2,136,000 to $1,304,000, primarily due to the expiration of the DOE Contract during March 1996.

Total cost of revenue increased from $5,518,000 during the first nine months of 1995 to $6,285,000 in 1996, a $767,000 or 14% increase. This increase is primarily attributable to the overall increase in revenue discussed above, as well as the increase in the cost of online revenue as a percentage of online revenue discussed below.

For the nine months ended September 30, 1996, the Company earned a gross margin on its online service revenue of $2,438,000 compared to $2,885,000 for the same period in 1995. Online gross margin as a percentage of online revenue decreased from 45% to 34% for the nine months ended September 30, 1995 and 1996, respectively. The decrease is primarily attributable to a $575,000, or 50%, increase in data and royalty costs (as discussed above in the quarterly comparison), and a $363,000, or 82%, increase in amortization of capitalized data and software development costs primarily reflecting the release of the TIP software in 1995.

For the nine months ended September 30, 1996, the Company earned a gross margin on its product revenue of $654,000 compared to $1,065,000 for the same period of 1995. Product gross margin as a percentage of product revenue decreased from 56% to 43% primarily due to the higher contribution of 1995 TIP software product release.

Marketing expenses increased 2% from $2,283,000 for the nine months ended September 30, 1995 to $2,321,000, for the nine months ended September 30, 1996. The increase reflects an increase of $120,000 in salary expense associated with Internet business development partially offset by a reduction in tradeshow and seminar expenses of $101,000.

General and administrative expenses increased 47% from $2,659,000 for the nine months ended September 30, 1995, to $3,905,000 for the nine months ended September 30, 1996, primarily due to increased salary expense of $363,000, a $157,000 increase in consulting expense, increased rent of $175,000 and increased depreciation expense of $120,000, and $117,000 of higher legal expense.

During June 1996 the Company and a publisher verbally agreed to cancel their agreement to develop and operate an online service. As of September 30, 1996, the Company had capitalized $488,000 in software development and data costs related to its development effort under the agreement which began August 1, 1993. The Company has had discussions with other parties interested in developing such an online system and currently believes that the asset's net realizable value is not impaired.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had cash and cash equivalents of $1,541,000, representing a decrease of $255,000 since December 31, 1995. Net cash used by operating activities was $323,000 for the nine months ended September 30, 1996, compared to cash provided by operations of $537,000 for the nine months ended September 30, 1995. This $860,000 decrease in cash provided by operations primarily reflects the net loss of $2,357,000, partially offset by a $402,000 increase in other current liabilities and $1,590,000 of depreciation and amortization.

The Company's primary capital needs are for (1) the continued investment in technology through its software development activities, (2) the purchase of capitalized data and (3) the purchase of computers and communications equipment. During the nine months ended September 30, 1996, the Company invested $1,351,000 in software development costs and acquired property and equipment totaling $1,167,000, of which $290,000 was financed through notes payable. The Company estimates that it may invest up to an additional $2 million in capital expenditures over the next twelve months. The Company intends to fund these capital additions through existing cash on hand and cash generated from operations and equipment leases.

The Company believes that the existing cash on hand, cash generated from operations, and equipment leasing will be adequate to fund its working capital and other cash requirements over the next twelve months. Due to the uncertainty of the timing of any new product introductions and the uncertainty of the timing of the development of new markets for the Company's technology, capital expenditures for future equipment and software development projects beyond a twelve-month period are uncertain. Accordingly, additional outside sources of capital could be required beyond the next twelve-month period should the Company embark upon major software development or hardware acquisition projects or should the Company obtain major contracts to develop online systems for other parties.

Aggregate revenue from the Company's online financial database and related product sales accounted for approximately 76% of the Company's total revenue for the nine months ended September 30, 1996. A downturn in the equity markets could cause a reduction in this revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that the effect of such adverse market conditions would be lessened by its fixed rate billing structure. To counter the potential impact, if any, of such a downturn, the Company is broadening its revenue base through initiating alliances with third parties to develop and operate online databases and Internet sites outside the Company's primary market.

IMPACT OF RELATIONSHIP WITH TELEBUILD, L.C.

The Company owns 21.25% of Telebuild, L.C. ("Telebuild"). Friedman Interests, Inc. ("Friedman Interests"), a company controlled by G. Robert Friedman, a director of the Company, owns 40.5875% of Telebuild. JST Technology Center, Inc. ("JST") (which is owned 93.98% by the Brown Family Partnership and 6.02% by a third party) owns 38.1625% of Telebuild. The Brown Family Partnership is owned by David L. Brown, the Company's Chairman and Chief Executive Officer, and Scott
L. Brown, a former Vice President of the Company, and other members of the Brown family.

During the nine months ended September 30, 1996, the Company performed services under contract for Telebuild which consisted primarily of software development, operation of an online database system, and selling and administrative services.

During the three months ended September 30, 1996, the Company earned revenue of $173,000 and incurred expense of $138,000 under its contract with Telebuild. For the nine months ended September 30, 1996, the Company recognized $456,000 of contract revenue and incurred $376,000 of expenses related to the Telebuild contract. The Company anticipates that there may be an increase in the related contract revenue and expense over the next twelve months due to a recent acceleration in the business development activities of Telebuild.

It is uncertain when Telebuild will reach break-even cash flow levels and be able to meet its operating and capital requirements. As of September 30, 1996, $337,000 was due from Telebuild, $68,000 of which was not billed at that date. The Company believes that JST and Friedman Interests have both the ability and intent to continue to fund Telebuild. The Company bases this belief on the fact that JST and Friedman Interests have funded Telebuild approximately $2,326,000 in the form of capital and advances, and have made assurances to the Company of continued funding. The Company has not provided, is not obligated to provide and has no present or future commitment to provide any funding of Telebuild. In the unlikely event JST and Friedman Interests, either individually or jointly, elect to or are unable to continue funding Telebuild, the Company has been advised that Telebuild will seek other third-party investors as a source of funding. Should Telebuild be unable to obtain such third party funding, the Company would re-evaluate the business prospects of Telebuild and would consider various business alternatives, including the possibility of purchasing additional equity in Telebuild, provided it had the resources to do so.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.
               Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               Not applicable.

ITEM 5.        OTHER INFORMATION.
               Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (A)    Exhibits:

        4.1** Asset Purchase Agreement dated September 30, 1990, between TIC Software, Inc. and the Registrant which sets forth certain registration rights of TIC Software, Inc. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

        4.2** Exhibits to Asset Purchase Agreement dated September 30, 1990, between TIC Software, Inc. and the Registrant which set forth certain registration rights of TIC Software, Inc. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

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

        4.16** Registration Rights Agreement between TransTerra Company and the Registrant dated June 28, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.)

        4.17** Asset Purchase Agreement By and Among Telescan, Inc., OP/COM Partners, Ltd., and Raymond S. Wicker, Jr., dated June 14, 1996.


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

                              TELESCAN, INC.

                              By: /s/ RONALD WARREN
                                  ----------------------------
                                  Ronald Warren
                                  Chief Financial Officer
                                  a duly authorized officer of the Registrant

Date:   NOVEMBER 14, 1996