Form 10-K405
period 1996-12-31
TELESCAN INC
filed 1997-03-31
CIK 832175

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-17508

                                 TELESCAN, INC.
             (exact name of Registrant as specified in its charter)

             DELAWARE                              72-1121748
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)



    5959 CORPORATE DRIVE, SUITE 2000
    HOUSTON, TEXAS   77036                             77036
   (Address of principal executive offices)          (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281)588-9700

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 24, 1997, based upon the average bid and asked price of the common stock on NASDAQ Small-Cap Market for such date, was approximately $26,400,000. The number of outstanding shares of the Registrant's common stock on March 24, 1997 was 10,738,693.

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the Registrant's Proxy Statement related to its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                        TELESCAN, INC.

                                    FORM 10-K REPORT INDEX

                                                                                     PAGE NO.

PART    I
  Item   1.           Business  .........................................................3
  Item   2.           Properties  ......................................................16
  Item   3.           Legal Proceedings ................................................16
  Item   4.           Submission of Matters to a Vote of Security Holders ..............16

PART    II
  Item   5.           Market for Registrant's Common Equity and  Related
                        Stockholder Matters   ..........................................17
  Item   6.           Selected Financial Data ..........................................18
  Item   7.           Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ............................19
  Item   8.           Financial Statements and Supplementary Data ......................23
  Item   9.           Changes in and Disagreements With Accountants
                        on Accounting and Financial Disclosure  ........................23

PART    III
  Item  10.           Directors and Executive Officers of the Registrant ...............24
  Item  11.           Executive Compensation  ..........................................27
  Item  12.           Security Ownership of Certain Beneficial Owners
                        and Management  ................................................27
  Item  13.           Certain Relationships and Related Transactions ...................28

PART    IV
  Item  14.           Exhibits, Financial Statement Schedules and Reports on
                         Form 8-K   ....................................................29

                                     PART I

ITEM 1.        BUSINESS

GENERAL

Telescan, Inc. ("Telescan" or the "Company") provides innovative solutions for online technology, sophisticated data retrieval tools and state-of-the-art Internet services. The Company develops, markets, and operates major online networks and Internet sites serving the financial, publishing, entertainment and technology transfer industries. The Company's products and services, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems.

The Company's primary product lines are the (1) Telescan system of online and Internet financial services and products provided directly to users as well as under private label agreements with third parties, which allow sophisticated investors to obtain financial news and information, perform fundamental and technical analyses and design personalized searches using current and historical information on more than 220,000 equities, indices and currencies; (2) Numerous non-financial third party online and Internet services which are developed and operated via alliances with third parties in the publishing, entertainment, and space industries and Computer Sports Network division ("CSN"), which offers online computer sports games to golf and baseball enthusiasts; and (3) Knowledge Express Data Systems, L.C. ("KE"), an online database system for the commercialization and transfer of technology which serves corporations, government agencies, universities, and research institutions.

The Company's online and Internet service products contain proprietary software technologies, developed or acquired by the Company, which increase the speed, power and user friendliness of information retrieval while lowering costs to users. The Company's proprietary technology employs a host hardware configuration connected to an intelligent terminal, which is typically a personal computer. The Company's software enables the user to accomplish a full text search of databases for complex queries, without requiring the use of Boolean logic found in traditional database search technologies. It also employs a proprietary optimal search algorithm to accomplish quantitative analysis. In addition, the Company has developed graphical interfaces for Windows.

Revenue is generated in the form of online and Internet service fees, fees from third parties, product sales, contract and advertising revenue. Between 1994 and 1996, the Company's revenues included a large Department of Energy contract ("DOE Contract") which ended in March 1996. The Company has experienced a significant increase in other revenues over the past three years. The higher revenue is primarily attributable to increases in the Company's subscriber base and the expansion of private labeling agreements. This growth, in turn, has resulted from an increase in the online and Internet services market, the diversification of the industries in which the Company offers products and the Company's continued investment in customer acquisition through technology development and marketing.

The Company's online and Internet revenue is generated from individual subscribers paying annual subscription fees and recurring monthly usage fees, together with fees from third parties for providing private label versions of the Company's database applications. Product revenue is generated from the sale of online system software, software and service enhancements, major product upgrades and related educational and training products such as books and videotapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the various needs of the sophisticated user. Accordingly, product revenue primarily consists of revenue from product enhancements or major upgrades. The Company's contract revenue is generated from providing contract services to related parties. These contract services include developing, operating and maintaining online database systems and providing administrative services.

The following table summarizes the Company's revenue by product line and type of revenue (dollars in thousands).


                                                                             YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------
                                                         1996                        1995                           1994
                                                   -----------------            -----------------             ----------------

                                                                 PERCENT                       PERCENT                    PERCENT
                                                REVENUE          OF TOTAL      REVENUE         OF TOTAL       REVENUE     OF TOTAL
                                                -------           -----        -------           -----         -------     -----
FINANCIAL .............................         $11,161            81.1%       $10,333            73.9%       $ 7,721       73.7%
NON-FINANCIAL .........................             934             6.8            877             6.3            535        5.1
KNOWLEDGE EXPRESS DATA
SYSTEMS, L.C ..........................             862             6.3          2,328            16.6          1,643       15.7
CONTRACT REVENUE FROM
AFFILIATES ............................             735             5.4            408             2.9            543        5.2
OTHER .................................              64             0.4             43             0.3             35        0.3
                                                -------           -----        -------           -----         -------     -----



TOTAL REVENUE .........................         $13,756           100.0%       $13,989           100.0%       $10,477      100.0%
                                                =======           =====        =======           ======       =======      ======


The business of the Company has been operated by the Company or its predecessors since 1983. The Company, which is a Delaware corporation, was incorporated in 1988 under the name "Max Ret, Inc." for the purpose of acquiring or participating in a business opportunity. In 1989 the Company issued 75% of its outstanding common stock to acquire all of the outstanding common stock of D.B. Technology, Inc. (dba Telescan, Inc.) ("DB"), and DB's wholly owned subsidiary, CSN. After the acquisition of DB and CSN by the Company, DB was merged into the Company and the Company changed its name from Max Ret, Inc. to Telescan, Inc. In December 1991, CSN was merged into the Company.

Since its formation, the Company has expanded its online and Internet service offerings through a series of strategic acquisitions, joint ventures and partnerships. In June 1990, the Company issued 420,000 shares of its common stock to T.I.C. Software, Inc. in exchange for assets consisting of license and contract rights, proprietary software, several full-text, technology-oriented databases, computers, computer-related equipment and furniture.

In December 1990, the Company entered into a corporate joint venture (as a 50% owner) in Technology Resource Company, for the purpose of marketing and operating the Knowledge Express(R) online database system. During 1991, the corporate joint venture was dissolved and the Company's interests were assigned to Telescan, L.C., a Texas limited liability company, which has since been renamed Knowledge Express Data Systems, L.C.. The Company acquired an additional 5.58% ownership interest in March 1993. Telescan acts under contract as the exclusive system operator of the KE database system and provides development, maintenance and operation of the system including the uploading of the databases; programming and development of the systems and end-user software; system operations; and certain other contract services, all of which are charged to KE on a profitable basis.

The Company has a 15.05% equity interest in Telebuild, L.C. ("Telebuild"), a limited liability company formed in 1990 to develop and market online information systems serving the building and construction industry. Telescan provides maintenance and operation of the Telebuild information systems, including the uploading of information; programming and development of the systems and end-user software; system operations; and certain general and administrative services, all of which it charges to Telebuild on a profitable basis.

INDUSTRY

Online services allow personal computer users to access outside sources of information and interact with other users via telephone line connections channeled through a central host computer. The online services industry includes commercial services targeted exclusively to businesses, such as medical, legal, financial, credit reporting, marketing, and technical databases, and consumer-oriented databases offering a wide range of informational, educational, consumer and entertainment services. The consumer online services market emerged in the early 1980's when business-oriented, online services markets began to offer limited services to owners of personal computers. Since that time, both the consumer and business online services markets have grown dramatically in breadth of services offered and in market penetration.

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

In February 1995, the Company announced plans for an Internet website which would provide access to the Company's online databases and search and retrieval services. In October 1995, Telescan launched this Internet Supersite for investors. In February 1996, the Company launched Wall Street City(TM), a new enhanced financial website, which it has continuously broadened and upgraded. By March 1997, Wall Street City(TM) was receiving approximately 70,000 hits or impressions each business day. The Company has devoted significant development resources in this regard.

Fees for Internet access are similar to online service charges, though lower due to reduced communication costs. Customers select from several rate plans that will offer varying levels of information and technical features.

Concurrent with the development of the Company's financial website, it has launched non-financial Internet sites such as Billboard Online and Adweek Online in conjunction with their parent, BPI Communications, Inc. and Spacezone in connection with Warner International Communications. The Company continues to develop additional non-financial sites and is working on converting certain online sites to Internet sites.

The Internet also serves as an advertising medium with rates tied to thousands per hits. Advertising revenues, while not significant in 1996, are expected to grow with the popularity of the Company's websites.

The industry's dramatic growth in recent years has resulted from a number of key factors which are expected to contribute to continued growth for years to come. Some of these key factors include the increasing market awareness of online services and the Internet; growth in the availability, quality and marketing of online and Internet products and services; growth in the home and personal computer markets including mobile "laptop" computing; increased use of modems for telecommunications; and the development of alternative access devices such as dedicated communications terminals. The Company believes that as the market continues to expand, important competitive factors will be system performance, product differentiation, quality and quantity of content, user friendliness, price, customer support and effective marketing techniques.


BUSINESS STRATEGY

The Company's mission is to be a worldwide leader in the development of sophisticated interactive online information systems and Internet sites for individuals, businesses, associations and government agencies through the delivery of superior, cost effective data retrieval technology, customer user interface programs and communications services. To achieve this mission, the Company's business strategy is (i) to increase Telescan's customer base and recurring revenue; (ii) to build revenue by providing private label financial database access; (iii) to develop additional non-financial information systems;
(iv) to increase usage of its various websites to build advertising revenues;
(v) to continue investing in the development of new technology; and (vi) to increase current customer usage. There can be no assurance that this strategy will be effective.

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

Developing state-of-the-art technology is key to establishing the Company as a leader in the industry and is important to the long-term growth of the Company. The Company is continually investing its resources in the development of new products and services which provide powerful online and Internet capabilities to sophisticated users in a wide range of industries.

Current customers are a valuable Company asset and are a key component in the Company's overall business strategy. With customer acquisition costs so high, maintaining current customer usage is of key importance . Maintaining usage is accomplished by (i) providing access to an increasing array of comprehensive, high-quality data coupled with powerful and easy to use search and analytical tools; (ii) providing free customer training and support to educate existing customers on the capabilities of the system; and (iii) conducting reactivation campaigns to encourage inactive subscribers to log back onto the system.


PRODUCTS AND SERVICES

The Company has attempted to develop the market for online services by creating and marketing products that build and expand upon the Company's base technology of proprietary operating systems and user software for database applications. The Company's major product lines include the Telescan system of online financial databases and software programs, CSN, the KE service and its numerous third party online and Internet services. In 1996, the Company substantially expanded its private labeling arrangements under agreements with such major corporations as American Express, Charles Schwab, Fidelity Investments, NETCOM and Standard & Poor's. Telescan receives per user fees, fees for providing "premium" services and/or reports, and development and licensing fees from such third parties. Certain agreements guarantee minimum monthly payments.

In addition to service revenue from the Company's Internet sites, the growth of Wall Street City(TM) has enabled the Company to generate advertising revenues from this site. Additionally, the Company receives a portion of the advertising revenues from third party sites.


TELESCAN FINANCIAL

WALL STREET CITY(TM). Wall Street City 2.0 is a powerful and comprehensive financial supersite on the Internet with navigation designed around questions an investor would ask. It is located at HTTP://WWW.WALLSTREETCITY.COM. This new version of Wall Street City(TM) is an effective combination of Telescan's most dynamic, innovative analysis tools built into one supersite. Wall Street City(TM) provides all levels of investors with remarkable investment features and information not available anywhere else on the Internet.

The site features:
        *Multiple Portfolios - Each user can configure up to seven portfolios with up to 150 symbols per portfolio.
        *Portfolio Scanning - Portfolios can be scanned for end of day technical and positive breakouts, stock cycle strengths, and comparative rankings.
        *ActiveX(TM) Stock Graph with Technical Analysis - Internet Explorer users with Windows `95 or NT can download a powerful ActiveX control to allow technical analysis on stock graphs.
        *New Search Capabilities - An investor can categorize up to 40 criteria from a selection of over 280 criteria, under a single stock search, if all the "Absolute OR" criteria fail.
        *Availability for Intranets - Institutions and corporations can provide information for brokers, financial planners or employees by buying a site license for their Intranets. With the addition of a CGI program to the Intranet server, each employee can log onto Wall Street City(TM) Version 2.0 without using separate ID's and passwords.

Wall Street City(TM) is one of the premier investment analysis products of Telescan. Recognized as one of the first Internet sites to incorporate a customizable Java(TM)-enabled stock ticker, Wall Street City(TM) provides a broad range of services for beginning and intermediate investors with more than just the basics of quotes, news and fundamentals. It also gives users access to educational tools, discussion groups, banks and brokers who can help them make more profitable investment decisions.

TELESCAN INVESTORS PLATFORM(R) 1.2. Telescan Investors Platform(R) ("TIP") is the MS Windows version of the Company's popular financial research, screening and analysis software. Introduced in June 1995, TIP offers numerous enhancements over the Analyzer 3.0 software. Some of the new features are improved charting capabilities, unique portfolio-based control for greater flexibility and faster data retrieval, additional database information such as end-of-day quotes for most major international exchanges, full-text analysts' reports, a Market Snapshot of major indexes, improved communications options including TCP/IP access and interactive roundtables, a TOP PICKS screening feature, and expanded automation tools. Features such as multi-tasking and graphic toolbars that are inherent in the Windows operating environment make TIP more user-friendly and lead to its improved data presentation options.

TELESCAN ANALYZER 3.0. This is the most recent DOS-based version of the Telescan Analyzer product with the capability of accessing other Telescan products, such as ProSearch and Mutual Fund Search. This product features a graphical user interface similar to the Microsoft Windows and Apple Macintosh operating environments. The software allows the user to access the Telescan Database of over 20,000 stocks, over 7,000 mutual funds, over 80,000 options, 1,000 market indexes and more than 1,200 futures and commodities contracts. Telescan Analyzer
3.0 helps the investor evaluate stock portfolios and mutual fund holdings. Over 80 fundamental and technical indicators such as price, volume, insider trading, key company facts, volume indexes, trend lines, news releases, MACD and relative strength are available for analyzing securities. Users can retrieve historical price and volume charts of up to 23 years of data in less than 8 seconds. Additional features include multiple graphs per screen, higher graphics resolution, 28,800 baud modem support, mouse interface and pull down menus, and enhanced system integration and visual presentation.

PROSEARCH 5.0. ProSearch is a powerful search program that allows the user to develop custom screening routines to select securities that best meet the individual's specific investment goals. The program was designed for serious investors as a tool for identifying stocks to meet virtually any investment objective as defined by a wide variety of fundamental and technical indicators. ProSearch allows the user to select up to 40 parameters from a list of over 280 criteria for building a search strategy. Additionally, investors can utilize composite, weighted indicators (i.e., short/long term value and technical ranks) fundamental, momentum, and volume ranks for simplified searches that meet one's specific investment strategies. ProSearch users can test and retest strategies by searching their historical performance back to 35 months. The program is shipped with 30 pre-defined search strategies that can also be used for narrowing the list of potentially profitable investments.

OPTIONS SEARCH. This product is a screening program that allows an investor to sort through more than 80,000 equity and index options using the Company's unique scoring system to pick the options that best fit the user's investment objectives. The investor chooses up to 30 of the 122 screening criteria to produce a list of the options best suited to their needs.

QUOTELINK. The Company released the QuoteLink quote and news utility during 1992. This product permits users of competing financial analysis software and spreadsheet programs to download information from the Telescan Database into such programs. QuoteLink is compatible with all the major competitive programs such as AIQ, Metastock, Super Charts, OmniTrader, OmniPro, Indigo, Quicken, Lotus and Excel.

TELESCAN MUTUAL FUND SEARCH. This product is a mutual fund screening program that allows an investor to sort through more than over 7,000 mutual funds using the Company's unique scoring system to pick the funds that best fit the user's investment objectives. The selection criteria are grouped into three main categories: purchase requirements, performance and consistency characteristics, and portfolio composition. The investor then chooses up to 30 of the 80 individual criteria contained within the categories to produce a list of the mutual funds best suited to their needs.

TELESCAN PORTFOLIO MANAGER. Telescan Portfolio Manager is a DOS-based securities portfolio management program which was developed as a joint venture between the Company and The Pilot Group, Inc. The program offers a wide variety of report options and was designed to provide speed and power in a user friendly manner that forgives many common user mistakes and accepts corrections with ease.

ESEARCH. Built as a complement to the ProSearch program, ESearch adds the ability to screen for investment candidates based on earnings estimate information. Earnings estimates are very important to investors in that they are often a preview of Wall Street's positive or negative perception of a particular stock.


PRIVATE-LABELED FINANCIAL FACILITIES

AMERICAN EXPRESS. At the end of the third quarter of 1996, the Company announced an alliance agreement with American Express Financial Direct ("American Express"), a division of American Express Company, under which Telescan's online financial services are available as part of American Express' InvestDirect, a state-of-the-art Internet-based trading and investment research and analysis service Under the agreement Telescan provides a proprietary assortment of investment decision support services.

CYBERACTION. In May 1996, the Company announced an exclusive agreement allowing CyberAction Ltd. to distribute Telescan's online and Internet products throughout the fifteen countries comprising the European Union and Switzerland. This marketing program will launch in 1997.

FIDELITY. In October 1996, the Company announced that Fidelity Investments, one of the nation's leading providers of financial services, began offering a customized assortment of Telescan's financial information resources and analytical tools as part of its newly introduced Windows-based investment management and trading software package - Fidelity On-line Xpress+(TM).

I.D.E.A. In May 1996, the Company announced an alliance with Independent Economic Analysis (Holdings) Pte. Limited ("I.D.E.A."), a leading international provider of independent financial and economic analysis, servicing 1,500 major trading rooms worldwide. Telescan is developing private-labeled online services for I.D.E.A. Commencement of services will take place in 1997.

NETCOM. In January 1996, the Company and NETCOM On-line Communication Services, Inc. ("NETCOM") initiated an arrangement under which NETCOM's over half-million subscribers were offered access to the Company's financial website.

PHYNET. PhyNet is a financial site that was launched in October 1996 for PhyNet Information Systems, Inc., a commercial online medical information services provider. The site is targeted to over 140,000 physicians. This service will commence in 1997.

SCHWAB. Under the terms of a 1993 agreement, Telescan provides customers of Charles Schwab & Co. ("Schwab") access to Telescan's data and third party reports. In 1996, Schwab and Telescan entered into a second agreement under which the Company provides its financial research and screening software, TIP, as part of Schwab's electronic trading platform, Streetsmart Pro, that Schwab is offering at no charge to its most active retail traders.

STANDARD & POOR'S. In July 1996, the Company and Standard & Poor's ("S&P"), a division of the McGraw-Hill companies, announced the introduction of an online platform built and hosted by Telescan. The application allows the investment community to access a suite of S&P's financial information products.


COMPUTER SPORTS NETWORK

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

In September 1996, Telescan announced an agreement with Reality Sports, Inc. to jointly develop and operate a new online, interactive game, Reality Baseball, designed for fantasy baseball enthusiasts. This new, Internet league play game will succeed General Manager in 1997.

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

Links users, who are also CSN subscribers, can compete in CSN "sponsored" golf tournaments on both a regional and national level using the CSN interface. CSN members are also able to organize and/or join their own private "clubs." Access' Links 386 Pro provides the graphic golf simulation game and CSN provides the online national tournament format. CSN plans to introduce a golf tour on the Internet in 1997.


KNOWLEDGE EXPRESS DATA SYSTEMS, L.C.

Founded in late 1990 as a limited liability partnership with Telescan Inc., now the majority controlling interest, Knowledge Express Data Systems delivers the unique information service, KNOWLEDGE EXPRESS(R). This business and its online database service ( both abbreviated "KE") are tailored to technology transfer and business development end users in private sector companies, universities and government research centers. KE implements Telescan's proprietary search technology to facilitate and accelerate matchmaking between technology sources and industrial capitalization.

KE customers are typically decision-makers looking for research and invention sources that may supplement their R&D or product pipelines, commercialization specialists at technology/ invention sources seeking licensees and market applications, or researcher/ scientists in search of partners and sponsors. Revenue sources are through (i) direct billing for online usage, (ii) third-party royalties for licensed KE database content, and (iii) contracts for specialized services, as explained below.

(i) KE end users, predominantly from the private sector, pay for access either via package subscription, transactional billing, or now optionally through unlimited multiuser site-licensing. The latter option is a new development for KE, launched in February 1997, and positions this Web-based product as a niche, business-to-business service. KE has renegotiated its relevant data vendor contracts, establishing a fixed royalty for unlimited site-license access.

(ii) KE content is a unique combination of proprietary collections of ongoing research, emerging technology and new invention abstracts, as well as commercially available information products converted into unique online-database versions by KE. Examples of the former databases are the exclusive Knowledge Express University Technologies, Government Technologies, Company Technologies and Company Needs & Capabilities. The latter databases include CorpTech(R), BioScan(R), Grants(R), International Business Opportunities and MicroPatent Alert. In 1997, KE expanded its business base by signing agreements with both the IBM InfoMarket and NewsNet- NewsFlash services as a "content provider" for their resale of these databases' under third-party royalty agreements.

(iii) KE has renewed for 1997 its relationship with the Licensing Executives Society (U.S.A & Canada) as the exclusive source for the LES Internet Website and online service serving 7,000 individual and organizational LES members. KE is also the contractor that exclusively hosts the NASA Tech Briefs(R) ("NTB") Website, which creates further market recognition for KE as well as generates revenue sharing from NTB's Web advertisement sales.


THIRD PARTY ONLINE AND INTERNET SERVICES

The Company has continued to expand its business outside the Telescan financial and sports online services by forming business alliances with institutions, associations, publishers and other third parties to develop and operate online databases which have been tailored to meet their members' or customers' needs.

The Company is responsible for the development and operation of the online database systems and the partners are responsible for providing data and marketing the services. Revenues are split after deducting certain costs as defined in the individual agreements. The Company usually does not receive any revenue from a project until after the service is launched though it does receive certain development fees on specific contracts. Development and data costs are capitalized; miscellaneous costs incurred prior to launch are charged to expense as incurred.

ADWEEK ONLINE. Adweek Online, a joint effort between the Company and BPI Communications, L.P. ("BPI"), was launched during September 1995 to provide easily accessible information to the advertising industry. It offers users access to full text news and articles from Brandweek, Mediaweek and all six regional editions of Adweek magazine plus instant access to other advertising industry information such as Accounts in Review, Accounts Awarded, the Adweek Client/Brand Directory and details on breaking campaigns. The full searchable database includes archives dating back to January 1992, and is updated weekly. The site is located at HTTP://WWW.ADWEEK.COM.

ARTISTS ONLINE. Artists Online, a joint effort of the Company and Artists OnLine, Ltd., is a global online network launched during March 1996, linking artists and art buyers on the World Wide Web at HTTP://WWW.ONLINEART.COM. This unique Internet service enables users to obtain complete information on a particular artist or gallery, view their works of art, and contact the artist. The powerful search engine allows users to quickly search for artwork and artists based on a wide range of criteria including the type of art, style, media, price, dimension, color and subject matter.

BILLBOARD ONLINE. Billboard Online, a joint effort of the Company and BPI , is a global online network originally launched as a non-Internet service during April 1994 and then launched on the World Wide Web during December 1995. The site, located at HTTP://WWW.BILLBOARD.COM, offers articles and charts from the current issue of Billboard magazine, along with exclusive editorial features and the opportunity to download Billboard Online software. The online service offers its users full access to Billboard magazine's vast electronic library of more than 20,000 charts in all music genres back to 1983, and full text articles dating back to 1991. A new addition, called Amusement Business Online, is expected to be available in March 1997. This service will provide the user with information concerning the "live" entertainment industry, to include music concerts, tours and general outdoors entertainment.

CONSULTANTS ONLINE. This undertaking by the Company and Consultants-On-Line, Inc. is to develop and operate an online service providing health, safety and environmental information to consultants and users of consulting services in the environmental and occupational health and safety industries. The service will provide users access to business news, Commerce Business Daily, NASA Tech Briefs, and resumes of consultants. In addition, users will be able to access databases including Corptech, Federal Research in Progress and Bioscan. The service is expected to be launched during 1997.

EDITOR AND PUBLISHER'S AMPERSAND. In 1993, the Company and The Editor and Publisher Company ("E&P") signed an agreement for the development and operation of databases servicing the newspaper and advertising industries. The agreement was terminated in 1996. Telescan retains the technology against which a user will be able to utilize the ProSearch technology to identify demographic regions and newspapers servicing those regions to facilitate the targeting of advertising campaigns. The Company expects to use the technology in conjunction with other parties in the advertising industry.

ENTREPRENEURS ONLINE. In 1993, the Company and Entrepreneurs Online, Inc. ("EOL") entered into an arrangement to develop and operate Entrepreneurs Online network, an online database linking entrepreneurs and providers of services, capital and other resources. In 1995, the service was launched and EOL was acquired by the Company. In 1996, the Company granted a license to Interactive Ventures, Ltd. ("IV") to use the EOL database in return for fixed payments and royalty payments. Concurrently, Telescan licensed its search technology to IV for application in the Direct Public Offerings field.

FLYING SOLO. In September 1996, Telescan launched a website in conjunction with Flying Solo(R), a weekly newspaper column providing comprehensive informational services on the Internet about divorce and matters affecting the elderly. The site is located at HTTP://WWW.FLYINGSOLO.COM.

HOLLYWOOD REPORTER ONLINE. Hollywood Reporter Online (THR Online(TM)), is a joint effort between the Company and BPI, to develop and operate databases serving the entertainment industry. It offers users access to the current and archived issues of Hollywood Reporter magazine. In addition, the users have access to film reviews and news articles relating to TV, film, and music, as well as information on current events and industry developments. The Hollywood Reporter Online service was launched in December 1996. It is located at HTTP://HOLLYWOODREPORTER.COM.

ON-TV. In January 1997, the Company announced an alliance with View Call America in which it will provide financial/investment content, research and analysis tools for the home television-view Internet audience. On-TV will be available in 1997 through Mitsubishi's Diamond Web(TM) TV, Sega's Net Link and Boca Research's Set-Top Device.

SPACEZONE. Spacezone was launched in 1996 by Telescan and Warner International Communications Group, Inc. It is a free service providing features including space-related news, history, entertainment and education. It provided live video coverage of NASA's first space shuttle mission in 1997 through real-time video and live audio. It is located at HTTP://SPACEZONE.COM.


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

MARKETING

The Company's online services are sold to customers for an initial licensing fee followed by monthly charges under either a monthly fixed fee package or on a per minute basis based upon actual online usage. Internet services are sold on fixed fee plans which are differentiated by the data and reports that can be accessed. To attract new subscribers for Telescan, CSN and KE, the Company typically offers low cost initial trial subscriptions, the cost of which is credited against the normal fee schedule if the customer continues to subscribe after the trial period.

The Company's marketing objectives for its online and Internet services are to increase the number of subscribers, to sell additional products to existing subscribers and to increase average monthly online use per subscriber. The channels for increasing the number of subscribers to Telescan Financial include joint marketing agreements, trade shows and seminars, advertising and direct sales and word-of-mouth.

The Company's primary market has historically been the sophisticated individual investor. The Company has significantly increased its individual investor subscriber base through advertising and marketing arrangements with major discount brokerage firms including American Express, Fidelity Investments Retail Services, Quick & Reilly, AccuTrade, and Charles Schwab & Co., Inc. These marketing arrangements typically call for the brokerage firm to incorporate and package the Telescan Financial software and a gateway to the Telescan database into their software products, or to incorporate an application interface in their software products that allows access to the Telescan database. Typically, these third parties are responsible for their own marketing programs.

The Company actively seeks additional private labeling relationships for its financial products. In addition, it pursues other opportunities to employ its search engines in non-financial markets.

Telescan markets advertising space on Wall Street City(TM) and its other sites and shares in advertising revenue marketed by affiliates.

Because of the breadth and cost effectiveness of the Company's financial online systems, the Company targets users of competitors' financial analysis software packages as a source of online revenue. The Company has an application interface product facilitating the downloading of information from the Telescan database to users of competitors' analysis software. The company has continued to leverage the opportunity to tap the large data downloading market through cooperative alliances with several major charting software publishers including AIQ, Metastock, Omega, OmniPro, Indigo, and Nirvana.


MATERIAL CUSTOMERS

Revenue earned under the DOE Contract amounted to 3.3% and 15.1% of consolidated revenue during the years ended December 31, 1996 and 1995, respectively. The DOE Contract expired March 31, 1996. KE has been actively working to convert its subsidized subscribers to paying customers and to expand its non-subsidized subscriber base in order to minimize the impact of the contract expiration.


PRODUCT DEVELOPMENT

The Company has developed and acquired proprietary software technologies to make its products easy to use and to achieve efficient searching of extensive databases using simple, non-Boolean logic search queries. Consequently, the Company believes that using its proprietary technologies it can deliver superior online and Internet database services. The Company intends to employ its proven software technologies in developing additional products serving new markets and customers.

Telescan's software development staff includes 45 staff programmers who develop new products and provide maintenance support for existing products. During the years ended December 31, 1996, 1995 and 1994, the Company spent approximately $1,900,000, $1,600,000 and $1,200,000, respectively, for software development activities, all of which was capitalized. All software development costs are charged to expense until technological feasibility is established, after which remaining software production costs are capitalized and amortized over periods ranging from three to five years. The Company also continuously evaluates opportunities to obtain new products through acquisition.


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

The Company's data center is located at the Company's headquarters facility. The data center has separate air conditioning units and the equipment room has a raised floor. The power system includes power conditioning, backup battery, and full "zero downtime" emergency generator support on site, which is supplied by the facility owner. Data is regularly backed up and stored off-site, and certain data is duplicated on separate storage devices within the data center. The building in which the data center is located has off-hours card key access, card key access to the Company's offices, separate card key access to the data center and 24 hour on site security personnel. The Company believes that data center system redundancy is afforded by the Company's ability to use commonly available computer processors, storage devices, and communications equipment, including the Company's non-data center computer systems, in its data center in case of equipment failure or other emergency. The Company's telecommunications network consists of the public packet switching networks provided by US Sprint, ADP Autonet, and MCI. Through these networks, subscribers in hundreds of cities in the U.S. and Canada can dial a local number to connect to the Company's online services.

The Company believes that its computer and communications hardware systems are adequate for existing operations, the Company purchases additional hardware as required in order to accommodate any significant increases in the customer base for the Company's existing products and services, and to accommodate additional products or services.

The Company continually upgrades its computers and peripheral hardware to take advantage of technological advances. Further, the Company believes that future hardware and software advances will serve to improve the performance of the Company's systems. While the Company does not believe that it faces a material risk due to technological changes, there can be no assurance that the Company's existing technology will remain viable or that the Company will be able to achieve technological advances that may be necessary in order for its technology to remain viable.


COMPETITION

The Company competes with many companies, which operate proprietary and/or online systems and Internet websites, many of which have significantly greater financial, technical, and marketing resources than the Company. In addition, a substantial number of new competitors are entering the online services and Internet market as a result of the recent growth and the perceived future opportunities in this market. The Company believes the principal competitive factors in the online services market include system performance, product differentiation, quality and quantity of content, user friendliness, price, customer support and effective marketing techniques. The Company believes that it competes effectively in these areas. Competitive pressures could result in reduced market share, price reductions and increased spending on marketing and product development, which could adversely affect the Company's financial condition and operating results. However, the Company believes that its business strategy of building marketing relationships with larger partners and expanding the range of its online and Internet offerings by entering into alliances with associations, publishers and other third parties may serve to lessen the impact of future competitive pressures on the Company.


EMPLOYEES

As of December 31, 1996, the Company had 148 full-time employees, with 31 employed in sales and marketing; 32 in customer service; 17 in computer operations; 45 in product development and maintenance; and 23 in general management and administration. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage.


GOVERNMENTAL REGULATION

The Company is not subject to direct regulation other than regulation generally applicable to businesses. However, changes in the regulatory environment relating to the telecommunications and media industries could have an effect on the Company's business, including regulatory changes which directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone and cable television companies. See "Competition." In addition, although the Federal government research data available through the Company's KE online database is intended to be non-confidential, the Company could be liable if data later determined to be confidential was disseminated by the Company through its database. The Company cannot predict the impact, if any, future regulation may have on its business.

ITEM 2. PROPERTIES

The Company's principal executive offices, as well as its principal marketing, computer operations, and product development activities, are located in leased facilities in Houston, Texas, consisting of a total of approximately 51,500 square feet. The Knowledge Express Data Systems, L.C. subsidiary maintains a marketing and administrative office of approximately 7,400 square feet in Berwyn, Pennsylvania, which is leased. The current aggregate monthly rental for these facilities is approximately $ 62,000. The leases for Houston and Berwyn facilities will expire in 2007 and 1999, respectively. The Company believes that its facilities are adequate for its present needs and that suitable space will be available to accommodate its anticipated future needs. The Company has a five year option for 15,179 square feet of contiguous office space plus the right of first refusal for an additional 20,103 square feet of contiguous office space.


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

During June 1996, the Company and a publisher verbally agreed to cancel their agreement to develop and operate an online service. As of December 31, 1996, the Company had capitalized $500,000 in software development and data costs related to its development effort under the agreement which began August 1, 1993. The Company has had discussions with other parties interested in developing such an online system and currently believes that the asset's net realizable value is not impaired.

From time to time the Company is involved in certain other legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1996, there were no matters submitted to a vote of the security holders, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

The Company's common stock trades on the NASDAQ Small-Cap Market tier of The NASDAQ Stock Market under the symbol "TSCN." The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock as reported by the NASDAQ Small-Cap Market. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.


                                                     Common Stock Prices
                                                      -----------------
                                                       High       Low
                                                      -------   -------
                    1995:
                        Quarter ended March 31 ...    $  6.25   $  4.00
                        Quarter ended June 30 ....       5.87      4.37
                        Quarter ended September 30       7.25      5.75
                        Quarter ended December 31        8.75      5.75

                    1996:
                        Quarter ended March 31 ...    $  8.31   $  6.50
                        Quarter ended June 30 ....       9.12      6.87
                        Quarter ended September 30       8.12      5.00
                        Quarter ended December 31        7.62      4.75


On March 24, 1997, the last closing price of the Company's common stock as reported by the NASDAQ Small-Cap Market was $4.25. As of March 24, 1997, the Company had approximately 300 stockholders of record.


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

ITEM 6.        SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the five-year period ended December 31, 1996, have been derived from the audited historical consolidated financial statements of the Company. The historical consolidated financial data include the results of operations of acquired businesses from their dates of acquisition. The selected data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's consolidated financial statements and the notes thereto.



STATEMENT OF OPERATIONS DATA:                                                     YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------
                                                                       1996          1995         1994          1993         1992
                                                                     --------      --------      --------      -------      -------
                                                                                (in thousands, except per share data)


Revenue ........................................................     $ 13,756      $ 13,989      $ 10,477      $ 6,950      $ 4,219
Cost of services and products ..................................        8,549         7,769         6,489        3,722        2,189
Marketing, general & administrative ............................        8,403         7,143         6,425        3,265        2,177
Interest expense, net ..........................................           83            65            42           21           21
Minority interest in loss (income) of subsidiaries(1) ..........          345          (226)         (152)          70         --
Equity in loss of joint venture (2) ............................         --            --            --            (43)        (123)
                                                                     --------      --------      --------      -------      -------
Net loss .......................................................     $ (2,934)     $ (1,214)     $ (2,631)     $   (31)     $  (291)
                                                                     ========      ========      ========      =======      =======
Net loss per common share ......................................     $  (0.28)     $  (0.12)     $  (0.28)     $ (0.00)     $ (0.05)
                                                                     ========      ========      ========      =======      =======
Weighted average common and
  common equivalent shares
  outstanding ..................................................       10,615         9,777         9,480        7,591        6,438
                                                                     ========      ========      ========      =======      =======


 BALANCE SHEET DATA:                                      DECEMBER 31,
                                 ---------------------------------------------------------------
                                   1996           1995         1994         1993         1992
                                 ----------    -----------   ----------   ----------   ---------
                                                         (in thousands)
Working capital                     $  454       $  2,143      $ 1,369        5,174     $ 1,401
Total assets                        11,466         10,859        8,317       10,047       4,202
Total long-term obligations            488            488          603          312          75
Total stockholders' equity           7,964          7,965        6,022        8,617       3,607

-------------------------------------------------
(1) Reflects minority interest in Knowledge Express Data Systems, L.C. in 1994 and 1993.

(2) Reflects recognition of income and losses of Knowledge Express Data Systems, L.C., of which the Company is currently a 55.58% owner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS
OF             OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes, and "Item 6 - SELECTED FINANCIAL DATA" included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

OVERVIEW

Telescan provides innovative solutions for online technology, sophisticated data retrieval tools and Internet services. The Company develops, markets, and operates major online networks and Internet sites serving the financial, publishing, entertainment and technology transfer industries. The Company's products and services, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems.

The Company's primary product lines are the (1) Telescan system of online and Internet financial databases and software tools which allow sophisticated investors to obtain financial news and information and to design a variety of sophisticated searches and perform fundamental and technical analyses using current and historical financial information on more than 220,000 equities, indices and currencies; (2) Numerous non-financial third party online and Internet services which are developed and operated via alliances with third parties in the publishing, entertainment, and space industries and CSN, which offers online computer sports games to golf and baseball enthusiasts; and (3) KE, an online database system for the commercialization and transfer of technology serving corporations, government agencies, universities, and research institutions. The Company owns 55.58% of KE and acts under contract as the exclusive system operator.

Revenue is generated in the form of online and Internet service fees, fees from third parties, product sales, contract and advertising revenue. Between 1994 and 1996, the Company's revenues included a large DOE Contract which ended in March 1996. The Company has experienced a significant increase in other revenues over the past three years. The higher revenue is primarily attributable to increases in the Company's subscriber base and the expansion of private labeling agreements. This growth, in turn, has resulted from an increase in the online and Internet services market, the diversification of the industries in which the Company offers products and the Company's continued investment in customer acquisition through technology development and marketing.

The Company's online and Internet revenue is generated primarily from individual subscribers paying annual subscription fees and recurring monthly usage fees. The Company also derives a significant amount of its revenue from third parties for providing private label versions of its data and search technology. In 1996, the Company substantially expanded its private labeling arrangements under agreements with such major corporations as American Express, Charles Schwab, Fidelity Investments, NETCOM and Standard & Poor's. Telescan receives per user fees, fees for providing "premium" services and/or reports, and development and licensing fees from such third parties. Certain agreements guarantee minimum monthly payments. For example, under one agreement signed in 1995, the Company was guaranteed a minimum of $500,000 of online revenue within 12 months after the software bundle was released. Some of these companies initiated significant marketing programs in the fourth quarter of 1996 which are continuing. Telescan expects to derive a substantial increase in revenue from these agreements in the future.

The Company's online and Internet operating expenses primarily include telecommunications costs, royalties and data costs, customer service expenses, amortization of software development and amortization of capitalized data.

Product revenue is primarily generated from the sale of online system software, software and service enhancements, major product upgrades and related educational and training products such as books and videotapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the needs of the more sophisticated user. Accordingly, product revenue principally represents revenue from product enhancements or major upgrades. During 1995, the first version of Telescan Investor's Platform(R) for Windows software was released and generated a significant increase in product revenue. In 1996, the Company had fewer product releases, most significantly the release of ProSearch 5.0.

Product costs are variable in nature and include production, duplication, royalties and distribution costs. Due to the variable nature of these costs, increases or decreases in product revenue typically do not impact the gross margin rate. The gross margin rate is more significantly affected by the mix of in-house product sales versus the sale of products subject to royalties. Consequently, in periods of lower relative sales of Telescan products, the gross margin rate will be lower, as is the case when comparing 1996 margins to 1995 margins.

The Company's contract revenue from affiliates is generated from providing contract services to affiliated companies which include developing, operating and maintaining online database systems as well as providing general and administrative services. KE revenue decreased in 1996 primarily due to the expiration in March 1996 of the DOE Contract awarded to KE in April 1994. Under the terms of the contract, the Company was responsible for the development, marketing and operation of an online service enabling technology transfer among universities, federal laboratories, and small to medium sized businesses. In exchange, the DOE subsidized online services for up to 1,200 subscribers, pursuant to which $452,000, and $2,114,000 of contract revenue and $156,000 and $934,000 of gross margin was recognized by the Company during 1996 and 1995, respectively. To counter the impact of the expiration of the Contract, KE has been actively working to expand its subscriber base. To date KE has not generated sufficient subscribers to offset operating costs, resulting in operating losses. Management will continue to closely monitor the operating results of KE, and will make modifications, if necessary, to optimize KE's operating results. See Item 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

During June 1996, the Company and a publisher verbally agreed to cancel their agreement to develop and operate an online service. As of December 31, 1996, the Company had capitalized $500,000 in software development and data costs related to its development effort under the agreement which began August 1, 1993. The Company has had discussions with other parties interested in developing such an online system and currently believes that the asset's net realizable value is not impaired.

1996 COMPARED TO 1995

Total revenue decreased $233,000 from $13,989,000 for the year ended December 31, 1995, to $13,756,000 for the year ended December 31, 1996. Service revenue decreased $123,000 or 1% from $11,196,000 for fiscal 1995 to $11,073,000 for fiscal 1996 as increased revenue from online and Internet services, inclusive of third party private label revenues were more than offset by the $1,662,000 decrease in revenue from the DOE Contract. Product revenue decreased $437,000, or 18%, from $2,385,000 in 1995 to $1,948,000 in fiscal 1996. Product revenue was higher in 1995 due to more releases in 1995 including the major release of TIP for Windows during the year. This was partially offset by the release of ProSearch 5.0 in 1996. Contract revenue earned from affiliates increased $327,000 or 80% as Telebuild development activities increased significantly.

For the year ended December 31, 1996, total cost of revenue increased from $7,769,000 in fiscal 1995 to $8,549,000 in fiscal 1996, a $780,000, or 10%
increase. For the year ended December 31, 1996, the Company earned a gross margin on its service revenue of $3,625,000 compared to $4,619,000 for the comparable period of 1995. The gross margin as a percentage of service revenue was 33% for the year ended December 31, 1996, as compared to 42% for 1995. The increase in total costs and the decrease in the gross margin for service revenue is primarily attributable to higher amortization of costs of $359,000, principally associated with TIP and higher royalty and data costs of $600,000.

For the year ended December 31, 1996, the Company earned a gross margin on its product revenue of $764,000 compared to $1,128,000 for the comparable period of 1995. Product gross margin as a percentage of product revenue decreased from 47% to 39% reflecting a lower percentage of Company software sales to total product sales in 1996 than in 1995.

Marketing expenses decreased 4% from $3,284,000 for the year ended December 31, 1995 to $3,166,000 for the year ended December 31, 1996.

General and administrative expenses increased $1,378,000, or 36%, from $3,859,000 for the year ended December 31, 1995 to $5,237,000 for the year ended December 31, 1996. The increase reflects $383,000 higher compensation expense, an increase in KE costs of $338,000 attributable to a decrease in expense absorbed by the DOE Contract, increased rent of $259,000, depreciation of $168,000, consulting fees of $153,000 and legal fees of $138,000.

The net loss for 1996 was $2,934,000, or $0.28 per share versus a loss of $1,214,000, or $0.12 per share in 1995. Summarizing the above, the increase in the net loss resulted from higher operating costs on slightly lower revenues.


1995 COMPARED TO 1994

Total revenue increased $3,512,000, or 34%, from $10,477,000 for the year ended December 31, 1994, to $13,989,000 for the year ended December 31, 1995. Service revenue increased $3,041,000, or 37%, from $8,155,000 for the year ended December 31, 1994 to $11,196,000 for the year ended December 31, 1995, primarily due to continued growth in the number of online customers. Product revenue increased $606,000, or 34%, from $1,779,000 in 1994 to $2,385,000 in fiscal
1995, primarily due to the 1995 release of Telescan Investor's Platform(R) for Windows. Contract and license revenue increased $635,000, or 30%, from $2,099,000 to $2,734,000, primarily due to the DOE Contract, which commenced April 1, 1994 and ended March 31, 1996. A $200,000 license fee was earned pursuant to an agreement with a major financial services institution, whereby the Company's financial software would be included in a new software bundle released during 1996.

For the year ended December 31, 1995, total cost of revenue increased from $6,489,000 in fiscal 1994 to $7,769,000 in fiscal 1995, a $1,280,000, or 20%, increase. This increase is primarily attributable to the increase in revenue discussed above. As a percentage of total revenue, cost of revenue decreased from 62% to 56% primarily due to the higher margin TIP software released in 1995 coupled with the below cost pricing of the 1994 Analyzer sales.

For the year ended December 31, 1995, the Company earned a gross margin on its service revenue of $4,619,000 compared to $3,228,000 for the comparable period of 1994. Gross margin as a percentage of service revenue remained relatively constant at 42% and 40% for the years ended December 31, 1995 and 1994.

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

General and administrative expenses increased 19% from $3,256,000 for the year ended December 31, 1994 to $3,859,000 for the year ended December 31, 1995, primarily due to increased salary expense of approximately $394,000 and increased depreciation and amortization expense of approximately $168,000. The net loss for the year was $1,214,000.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had cash and cash equivalents aggregating $792,000, which represents an $1,004,000 decrease from the prior year. Net cash used by operating activities was $625,000 for the year ended December 31, 1996 compared to cash provided by operations of $551,000 for the year ended December 31, 1995. This $1,176,000 decrease in cash provided by operations was primarily due to higher losses for 1996, adjusted for non-cash items, including $2,173,0000 of depreciation and amortization during 1996.

The Company's primary capital needs are for (1) the continued investment in technology through its software development activities, (2) the purchase of computers and communications equipment and (3) the purchase of capitalized data. During the year ended December 31, 1996, the Company invested $1,873,000 in software development costs and acquired property and equipment totaling $1,217,000 (including $452,000 of property and equipment financed by debt or long-term capital leases), and acquired data amounting to $139,000. The Company estimates that it may invest an additional $1 million in capital expenditures over the next twelve months.

The Company believes that the existing cash on hand, cash generated from expected improvements in operations, proceeds from long term capital leasing and borrowings will be adequate to fund its working capital and other cash requirements over the next twelve months. The Company believes that in the event of a shortfall it would be able to sell additional shares of common stock sufficient to provide adequate funds. The Company has no current plans to sell additional shares.

TRANSTERRA TRANSACTION. In June 1995, the Company entered into a Stock Purchase Agreement with TransTerra Company ("TransTerra"), whereby TransTerra agreed to purchase $5 million of restricted common stock in four equal installments over a nine month period. The number of shares of common stock issued for each installment was calculated based upon the average market price of the common stock over the preceding quarter. In connection with this agreement, the Company granted certain registration rights to TransTerra. During 1995, pursuant to the terms of this agreement, 427,998 shares of restricted common stock were issued for total consideration of $2.5 million. An additional 173,459 shares were issued in January 1996 in exchange for the third installment of $1,250,000. In March 1996, 168,337 shares were issued for the final installment of $1,249,000.

Aggregate revenue from the Company's financial operations accounted for approximately 81% and 74% of the Company's total revenue for the year ended December 31, 1996 and 1995, respectively. A downturn in the equity markets could cause a reduction in this revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that the effect of such adverse market conditions would be lessened by alliances with third parties to develop and operate online databases and Internet sites outside the Company's primary market.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS

The Company's directors and executive officers are as follows:

                Name                 Age                            Position
       ------------------------    --------     --------------------------------------------------
       David L. Brown                56         Director, Chairman and Chief Executive Officer
       Richard K. Carlin             41         Director, Vice Chairman and Chief Technology
                                                   Officer
       Luiz V. Alvim                 66         Executive Vice President and Chief Operating
                                                   Officer
       Roger C. Wadsworth            49         Director and Senior Vice President
       Ronald Warren                 50         Chief Financial Officer
       Joseph F. Frantz II           33         Vice President
       Daniel C. Hollander           40         Vice President
       Danny E. Hoover               49         Vice President
       William T. Melton             60         Vice President
       Neil S. Waldman               40         Vice President
       G. Robert Friedman            52         Director
       Ronald W. Hart, Ph.D.         55         Director
       Burt H. Keenan                58         Director
       Russell I. Pillar             31         Director
       William D. Savoy              32         Director
       Stephen C. Wood               45         Director

Each director holds office until the next annual meeting of stockholders or until his successor has been elected and qualified. The Compensation Committee and Audit Committee of the Board of Directors is composed of Messrs, Hart, Friedman, Keenan, Pillar, Savoy, and Wood.

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

Dr. Richard K. Carlin, Vice Chairman of the Board and Chief Technology Officer, was one of the founders of Telescan and has served as a director of the Company since 1989. From 1988 to April 1990, Dr. Carlin served as the director of Technology Information Center, a subsidiary of Maxwell Communications, where he managed the development and maintenance of a technology transfer online database. From 1983 to 1988, he was with D.B. Technology, Inc., the predecessor to the Company. From 1981 to 1983, Dr. Carlin was assistant professor at Rockefeller University. Dr. Carlin holds a B.S. degree in biophysical sciences from the University of Houston and a Ph.D. in biochemistry, also from the University of Houston.

Luiz V. Alvim was appointed Chief Operating Officer in May 1996. He was named Executive Vice President and "Acting" Chief Operating Officer of Telescan in March 1996, after having served as the Company's Director of Financial Research and Chairman of the International Committee since 1994. Mr. Alvim has spent most of his career as an executive in the banking industry. From 1953 until 1977, Mr. Alvim was the Director of Special Operations at A. Schulman, Inc. From 1977 through 1980, he served as Vice President and General Manager of Blackwell Plastics, Inc., and from 1980 through 1987, Mr. Alvim served as President of Intergulf, Inc. During 1987, Mr. Alvim joined Telescan as the Special Assistant to the CEO where he served until 1988 when he joined PanAtlantica SA. as Executive Vice President and Chief Operating Officer. Mr. Alvim returned to Telescan during 1994. Mr. Alvim holds a Masters degree in Civil Engineering from the University of Porto in Portugal.

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

Ronald Warren was appointed Chief Financial Officer of Telescan in October 1996. From 1986 to 1996, Mr. Warren served as Vice President and Chief Financial Officer of CogniSeis Development, Inc., a multinational company that developed and sold computer software, hardware and systems to a worldwide customer base. From 1975 to 1985 Mr. Warren held various financial management positions at Sonat Offshore Drilling, Inc., a large international drilling contractor, including Treasurer and Controller. Mr. Warren holds M.B.A. and B.A. degrees from Hofstra University and is a Certified Public Accountant.

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

Daniel C. Hollander was appointed Vice President of Retail Sales in November 1996. Prior to the appointment, he held the position of Director of Client Services. Before joining the Company in March 1995, Mr. Hollander served as Regional Technology Manager for Ernst & Young and Manager of Information Systems Support for Ericsson Radio Systems. Mr. Hollander holds a B.S. in Civil Engineering from Ohio State University.

Danny E. Hoover, Vice President of the Company since September 1996, previously held the positions of Manager of Development, Manager of Windows Development, and Senior Windows Programmer. Before joining the Company in 1992, Mr. Hoover was employed as Operations Manager for Praxis Incorporated, a supervisory control automation company in Houston, Texas. Mr. Hoover holds a B.S. in Electrical Engineering from Texas A&M University.

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

G. Robert Friedman was appointed as a director of the Company in April 1996. He has practiced law since his admission to the State Bar of Texas in 1969 and is board certified in Personal Injury and Civil Trial Law by the Texas Board of Legal Specialization. Mr. Friedman is a founding partner of Friedman & Gold, a civil trial practice, personal injury, products liability, premises liability, negligence, maritime and medical malpractice firm. Mr. Friedman is a member of the Board of Directors of the Texas Trial Lawyers Association, a member of the Board of Governors of The Association of Trial Lawyers of America, a Faculty Member of The Association of Trial Lawyers of America National College of Advocacy and current President of the Southern Trial Lawyers Association. Mr. Friedman has delivered numerous lectures and seminars and is widely published in his field of legal specialization. Mr. Friedman holds a B.A. from the University of Houston and a J.D., with honors, from the University of Texas.

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

Russell I. Pillar was appointed to the Board of Directors in February 1997. Since October 1991, Mr. Pillar has served as the Managing Partner of Critical Mass, a private investment partnership that provides capital, management, and strategic planning advisory services to companies in the information, technology, communications, and new media entertainment. Mr. Pillar served as the President, Chief Executive Officer and Director of Precision Systems, Inc. from December 1993 through October 1996. Mr. Pillar is part of the investor group which recently bought Prodigy, Inc. from IBM and Sears. He is a director of Prodigy, Inc., Paracel, Inc., Project X, Inc. and Summa Four. Mr. Pillar graduated Phi Beta Kappa, cum laude from Brown University with an A.B. in East Asian Studies where he was a Japan Airlines International Scholar and a Harold
T. Wilson Award winner. He was a national finalist in the Rhodes Scholarship Competition and served as an International Scholarship Fellow at Keio University, Tokyo, Japan, where he concentrated in comparative economics, government, and culture.

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

Stephen C. Wood is currently President and Chief Executive Officer of Wireless Services Corporation based in Bellevue, Washington. Until May, 1996, Mr. Wood was President and CEO of Notable Technologies, Inc. From 1993 through 1994, Mr. Wood served as Vice President of Information Broadcasting for McCaw Development Corporation, located in Kirkland, Washington. Until February 1993, he was President of Starwave Corporation, a company he formed in 1991 with Microsoft Corporation co-founder Paul G. Allen to develop and market data and information products. From 1986 through 1991, Mr. Wood served in several executive positions at Asymetrix Corporation, a software development and marketing firm founded by Paul G. Allen. From 1980 until 1985, Mr. Wood was in charge of building a microcomputer software development organization for Datapoint Corporation in Austin, Texas, after serving in Research & Development and marketing positions. Mr. Wood began his career in 1976 when he became the sixth employee of Microsoft Corporation, where he was General Manager from 1977 to 1980. Mr. Wood holds a B.S. in Computer Engineering from Case Western Reserve University and an M.S. in Electrical Engineering from Stanford University. Mr. Wood is a member of the Board of Directors of CyberAction Limited, a Bermuda-based company that markets online services internationally, including services licensed from Telescan.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item appears in the section entitled "Executive Compensation" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
(a)     The following  documents are filed as a part of this Annual Report:

                                                                                                         PAGE
1.      FINANCIAL STATEMENTS.                                                                            ----
         Independent Auditor's Report................................................................     34
         Consolidated Balance Sheets as of December 31, 1996 and 1995................................     35
         Consolidated Statements of Operations for the years ended
             December 31, 1996, 1995 and 1994........................................................     36
         Consolidated Statements of Stockholders' Equity for the years ended
             December 31, 1996, 1995 and 1994........................................................     37
         Consolidated Statements of Cash Flows for the years ended
             December 31,1996, 1995 and 1994.........................................................     38
         Notes to Consolidated  Financial Statements.................................................     39

2.      FINANCIAL STATEMENT SCHEDULES.
         Independent Auditor's Report on Schedule....................................................     50
         Schedule I - Valuation and Qualifying Accounts..............................................     51

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.      EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
3.1 ** Restated Certificate of Incorporation of Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

3.2 ** Certificate of Amendment of Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

3.3 ** By-laws of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.1 ** See Exhibits 3.1 through 3.4 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining rights of holders of Common Stock of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.2 ** Asset Purchase Agreement dated June 30, 1990, between TIC Software, Inc. and the Registrant which sets forth certain registration rights of TIC Software, Inc. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.3  **  Exhibits to Asset Purchase Agreement dated June 30, 1990, between
         TIC Software, Inc. and the Registrant which set forth certain registration rights of TIC Software, Inc. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.4  **  Assignment of Agreement between Jacob Sobotka, Marvin Deuell,
         Raymond C. Wicker and the Registrant which sets forth certain registration rights of those parties, effective as of January 1, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.5 ** Assignment of General Partnership interest between New World Technologies, a Texas general partnership, and the Registrant which sets forth certain registration rights effective as of January 1, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.6 ** Registration Rights Agreement between Vulcan Ventures Incorporated and the Registrant dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.7 ** Form of Redeemable Warrant Certificate issued by the Registrant to Vulcan Ventures Incorporated to purchase 600,000 shares of Common Stock of the Registrant at $3.25 per share dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.8 ** Form of Registration Rights Agreement between Sanders Morris Mundy Inc. and the Registrant dated May 20, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.9 ** Form of Registration Rights Agreement between the Registrant and 47 private investors dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.10 **  Form of Redeemable Warrant Certificate issued by the Registrant to
         47 private investors to purchase, in the aggregate, 1,200,000 shares of Common Stock of the Registrant at $3.25 per share dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.11 ** Form of Registration Rights Agreement between the Registrant and Sanders Morris Mundy Inc. dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.12 ** Form of Warrant Certificate issued by the Registrant to Sanders Morris Mundy Inc. to purchase 120,000 shares of Common Stock of the Registrant at $1.75 per share dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.13 ** Form of Warrant Certificate issued by the Registrant to Sanders Morris Mundy Inc. to purchase 120,000 shares of Common Stock of the Registrant at $3.25 per share dated August 5, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.14 ** Form of Registration Rights Agreement between the Registrant and G. Robert Friedman dated May 24, 1990. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

4.15 ** Registration Rights Agreement between TransTerra Company and the Registrant dated June 28, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.)

10.1 ** Amended Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Form S-8 (File No. 33-63172) as filed with the Commission on February 2, 1994. (1)

10.2 ** 1995 Stock Option Plan. (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 33-94514)).
         (1)

10.3 ** Regulations of Telescan (TRC), L.C. effective January 1, 1992 by and between the Registrant and The Radnor-Houston Joint Venture. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

10.4 ** First Amendment to Regulations of Knowledge Express, L.C. (formally now Telescan (TRC), L.C.) entered into effective July 23, 1992, by and between the Registrant and The Radnor-Houston Joint Venture. (Incorporated by reference to Amendment No. 1 to the Company's Form S-1 dated January 8, 1993).

10.5 ** Regulations of Telebuild, L.C. entered into effective July 31, 1992, by and among the Registrant, JST Technology Center, Inc. and Friedman Interests, Inc. (Incorporated by reference to Amendment No. 2 to the Company's Form S-1 dated February 1, 1993).

10.6 ** Employment Agreement by and between the Company and David L. Brown dated March 10, 1994. (Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Form S-1 dated August 11, 1994). (1)

10.7 ** Stock Purchase Agreement between the Company and TransTerra Company dated June 28, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.)

10.8 ** Office Lease Agreement between the Registrant and Chevron U.S.A., Inc. dated November 8, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-K for the annual period ending December 31,
         1995)

21 *     Subsidiaries of the Registrant.

23 *     Consent of Independent Public Accountants.

27 *     Financial Data Schedule.
--------------
*        Indicates documents filed herewith.
** Indicates documents incorporated by reference from the prior filing indicated.
(1)      Management contracts or compensation plans or arrangements.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the last quarter of fiscal 1996

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF HOUSTON, STATE OF TEXAS, ON MARCH 28, 1997.

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

          SIGNATURE                               TITLE                              DATE
          ---------                               -----                              ----
  /S/   DAVID L. BROWN            Chairman of the Board, Chief Executive       March 28, 1997
        David L. Brown           Officer and Director (Principal Executive
                                               Officer)

  /S/   DR. RICHARD K. CARLIN     Vice Chairman of the Board,                  March 28, 1997
        Dr. Richard K. Carlin     Chief Technology Officer


  /S/  RONALD WARREN                Chief Financial Officer (Principal         March 28, 1997
       Ronald Warren                 Financial Officer and Principal
                                          Accounting Officer)

  /S/  ROGER C. WADSWORTH          Senior Vice President and Director          March 28, 1997
       Roger C. Wadsworth

  /S/  G. ROBERT FRIEDMAN                       Director                       March 28, 1997
       G. Robert Friedman

  /S/  DR. RONALD W. HART                       Director                       March 28, 1997
       Dr. Ronald W. Hart

  /S/  BURT H. KEENAN                           Director                       March 28, 1997
       Burt H. Keenan

  /S/  RUSSELL I. PILLAR                        Director                       March 28, 1997
       Russell I. Pillar

  /S/  WILLIAM D. SAVOY                         Director                       March 28, 1997
       William D. Savoy

  /S/  STEPHEN C. WOOD                          Director                       March 28, 1997
       Stephen C. Wood

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Telescan Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Telescan, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telescan, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP
HOUSTON, TEXAS
FEBRUARY 14, 1997

                         TELESCAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                                --------------
                                                               1996         1995
                                                               ----         ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...........................   $    792    $  1,796
   Accounts receivable, net of allowance
   of $104 and $80, respectively .......................      1,616       1,265
   Receivable from affiliates ..........................        342         311
   Prepaid expenses ....................................        369         416
   Inventory ...........................................        107         190
   Other current assets ................................        218         201
                                                           --------    --------
        TOTAL CURRENT ASSETS ...........................      3,444       4,179

   Property and equipment, net of
   accumulated of $2,469 and $1,682,
   respectively ........................................      2,626       2,260
   Software development costs, net .....................      4,182       3,173
   Software technology rights, net .....................        246          76
   Capitalized data costs, net .........................        656         826
   Other assets ........................................        312         345
                                                           ========    ========
        TOTAL ASSETS ...................................   $ 11,466      10,859
                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ....................................   $  1,987    $  1,463
   Accrued liabilities .................................        446         221
   Current portion of long-term debt
   and capital lease obligations .......................        420         315
   Amounts due to stockholders and
   affiliates ..........................................        137          37
                                                           --------    --------
         TOTAL CURRENT LIABILITIES .....................      2,990       2,036

Long-term debt .........................................        237         175
Capital lease obligations ..............................        251         313

Minority interest in subsidiary ........................         24         370
Commitments and contingencies (Notes 5 and 9) ..........       --          --

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value;
    10,000,000 shares
    authorized; none issued ............................       --          --
    Common stock, $.01 par value; 15,000,000
    shares authorized; 10,733,114 and
    10,242,506 shares issued and outstanding
    in 1996 and 1995, respectively .....................        107         102
    Additional paid-in capital .........................     17,385      14,457
    Accumulated deficit ................................     (9,528)     (6,594)

         TOTAL STOCKHOLDERS' EQUITY ....................      7,964       7,965
                                                           ========    ========
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....   $ 11,466      10,859
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

                             TELESCAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1996         1995         1994
                                          -----------   ----------  -----------
Revenue:
   Service                                $   11,073   $   11,196   $    8,155
   Products                                    1,948        2,385        1,779
   Contract revenue earned from
   affiliates                                    735          408          543
                                            ---------    ---------    ---------
       Total revenue                          13,756       13,989       10,477
                                           ----------   ----------  -----------
Costs and expenses:
   Cost of  service                            7,365        6,512        4,885
   Cost of revenue - products                  1,184        1,257        1,604
   Marketing expenses                          3,166        3,284        3,169
   General and administrative expenses         5,237        3,859        3,256
   Interest expense, net                          83          65            42
                                           ----------  ----------   -----------
      Total costs and expenses                17,035       14,977       12,956
                                           ----------  ----------   -----------
Loss before minority interest in loss
(income) of subsidiary                        (3,279)        (988)      (2,479)
Minority interest in loss (income) of
subsidiary                                       345         (226)        (152)
                                          ===========   ==========   ===========
      Net loss                             $  (2,934)   $  (1,214)   $  (2,631)
                                          ===========   ==========   ===========
Net loss per common share                 $    (0.28)   $   (0.12)   $   (0.28)
                                          ===========   ==========   ===========
Weighted average common and common
      equivalent shares outstanding           10,615        9,777         9,472
                                          ===========   =========    ==========

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                        ADDITIONAL                         TOTAL
                                                               COMMON STOCK              PAID - IN       ACCUMULATED   STOCKHOLDERS'
                                                            ---------------------
                                                            SHARES          AMOUNT        CAPITAL          DEFICIT         EQUITY
                                                            ------          ------        -------          -------         ------
BALANCE - JANUARY 1, 1994 ........................           9,445          $ 94         $ 11,272          $(2,749)      $ 8,617
Issuances  of common stock
under stock option plan ..........................              55             1               90             --              91

Stock issuance costs .............................            --             --               (55)            --             (55)
Net loss .........................................            --             --              --             (2,631)       (2,631)


BALANCE - DECEMBER 31, 1994 ......................           9,500            95           11,307           (5,380)        6,022
Issuances  of common stock
under stock option plan ..........................             280             3              618             --             621
Issuance  of common  stock
for acquired business ............................              44           --               232             --             232
Other  issuances of
common stock .....................................             428             4            2,355             --           2,359

Other ............................................             (10)          --               (55)            --             (55)
Net loss .........................................            --             --              --             (1,214)       (1,214)
                                                           -------          ----         --------          -------       -------
BALANCE - DECEMBER 31, 1995 ......................          10,242           102           14,457           (6,594)        7,965
Issuances of common stock
under stock option plan ..........................              75             1              152             --             153
Other issuance of common
stock ............................................             416             4            2,776            2,743
Net loss .........................................            --             --              --             (2,934)       (2,934)
                                                           =======          ====         ========          =======       =======
BALANCE - DECEMBER 31, 1996 ......................          10,733          $107         $ 17,385          $(9,528)      $ 7,964
                                                           =======          ====         ========          =======       =======

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( IN THOUSANDS)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------------------------
                                                                                     1996                1995                 1994
                                                                                     ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................................            $(2,934)            $(1,214)            $(2,631)
Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
     Minority interest in (loss) income of
     subsidiary ........................................................               (345)                226                 152
     Depreciation and amortization .....................................              2,173               1,552               1,153
     Provision for doubtful accounts ...................................                 68                 106                  67
Changes in assets and liabilities, net of
     effects of acquired businesses:
     Receivables and advances ..........................................               (449)               (409)               (469)
     Other current assets ..............................................                113                (162)               (105)
     Accounts payable ..................................................                524                 382                 156
     Other current liabilities .........................................                225                  70                 115
                                                                                    -------             -------             -------
      Net cash provided (used) by
      operating activities .............................................               (625)                551              (1,562)
                                                                                    -------             -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment, net ...........................               (765)               (450)               (693)
    Additions to software development costs ............................             (1,873)             (1,566)             (1,245)
    Additions to capitalized data costs ................................               (139)               (262)               (301)
    Other ..............................................................                (39)                (22)                (21)
                                                                                    -------             -------             -------
      Net cash used by investing activities ............................             (2,816)             (2,300)             (2,260)
                                                                                    -------             -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuances of common stock ............................              2,683               2,925                  36
    Payments on notes payable and capital
    lease obligations ..................................................               (346)               (292)               (104)
    Advance from affiliates ............................................                100                --                  --
    Other ..............................................................               --                   (44)               --

    Net cash provided (used) by
    financing activities ...............................................              2,437               2,589                 (68)
                                                                                    -------             -------             -------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ............................................................             (1,004)                840              (3,890)

CASH AND CASH EQUIVALENTS:
    Beginning of year ..................................................              1,796                 956               4,846
                                                                                    =======             =======             =======
    End of year ........................................................            $   792             $ 1,796             $   956
                                                                                    =======             =======             =======

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Telescan, Inc., and its majority owned subsidiaries ("Telescan" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's consolidated statements of operations include the results of Knowledge Express Data Systems, L.C. ("KE").

        NATURE OF BUSINESS. The Company is an industry leader in providing innovative solutions for online technology, data retrieval and Internet services. The Company develops, markets, and operates major online networks serving the financial, publishing, home design and building, entertainment and technology transfer industries. The Company's products and services, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems.

        The Company's primary products are the Telescan system of online and Internet financial databases and software tools, which offer current and historical financial news and information as well as search and analytical tools provided directly by the Company and under private label arrangements with third parties; Computer Sports Network ("CSN"), which offers online computer sports games; third party online and Internet services which are developed and operated via alliances with third parties in the publishing, entertainment, and home design and building industries; and KE, which is an online database system for the commercialization and transfer of technology serving corporations, government agencies, universities, and research institutions. The Company owns 55.58% of KE and acts under contract as the exclusive system operator.

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

                Computer and other equipment           5 years
                Furniture and fixtures                 7 years
                Other                                  5 years

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

               SOFTWARE DEVELOPMENT COSTS. Costs incurred in the research, design and development of software are charged to expense until technological feasibility is established, after which remaining software production costs are capitalized and amortized on a product-by-product basis based upon the greater of the ratio of current gross revenues for such product to total anticipated revenues or the straight-line basis over periods of three to five years. The Company has interpreted "technological feasibility" as the completion of a working model. Amortization of software development costs is included in cost of revenue-products in the accompanying consolidated statements of operations and totaled $864,000, $505,000, and $371,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Accumulated amortization totaled $2,975,000 and $2,121,000 at December 31, 1996 and 1995, respectively. Amortization of capitalized software development costs begin when the related product is available for general release to customers. The Company periodically reviews software development costs to assess impairment. Amounts impaired are charged to expense as identified.

               SOFTWARE TECHNOLOGY RIGHTS. The Company has acquired rights to certain core software technologies. These rights are recorded at cost and are amortized over a period of five years. Amortization of software technology rights is included in cost of revenue-products in the accompanying consolidated statements of operations and totaled $80,000, $55,000, and $55,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Accumulated amortization totaled $258,000 and $178,000 at December 31, 1996 and 1995, respectively.

               CAPITALIZED DATA COSTS. Costs incurred to acquire data are capitalized and amortized on a straight-line basis over three to five years. Capitalized data costs include actual costs to acquire the data plus personnel costs specifically related to loading the purchased data and performing the required programming. Amortization of capitalized data costs is included in cost of revenue-products in the accompanying consolidated statements of operations and totaled $309,000, $266,000, and $195,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Accumulated amortization totaled $1,132,000 and $823,000 at December 31, 1996 and 1995, respectively. The Company periodically reviews capitalized data costs to assess impairment. Amounts impaired are charged to expense as identified.

               DIRECT-RESPONSE ADVERTISING COSTS. The Company expenses direct-response advertising costs in the period in which the costs are incurred.

               GOODWILL. Goodwill, totaling $278,000 and $277,000 at December 31, 1996 and 1995, respectively, represents the cost in excess of the fair value of the net assets of companies acquired and is being amortized on the straight-line basis over periods ranging from five to fifteen years. Accumulated amortization totaled $81,000 and $29,000 at December 31, 1996 and 1995, respectively. Goodwill amortization totaled approximately $52,000 and $14,000 for the years ended December 31, 1996 and 1995, respectively.

               EQUITY INVESTMENTS. The Company accounts for its investments in less than majority-owned entities, using the equity method of accounting provided its ownership is not less than 20 percent. The Company discontinues recognition of losses on such investments once the Company's investment has been reduced to zero, provided the Company is not committed to fund the operations of the joint venture and is not contingently liable for obligations of such joint ventures. The company accounts for investments in entities in which its ownership is less than 20 percent, on the cost method.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

               REVENUE RECOGNITION.. The Company recognizes service revenue when the service is provided. Software license fee revenue is recognized at the time of shipment unless significant future obligations remain. In these instances, revenue is not recognized until obligations have been satisfied or are no longer significant. Product revenue is recognized when the product is shipped. Revenue and costs related to the Company's "cost plus" contracts are recognized as the services are performed or the expenses incurred. Revenue and costs related to the Company's fixed price contract are recognized on the percentage-of-completion method.

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

                                                      YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                                1996         1995          1994
                                                ----         ----          ----
Interest paid ...........................     $ 75,000     $ 66,000     $ 42,000
Common stock issued to purchase
   software technology rights ...........     $249,000         --           --
Acquisition of property and equipment
   financed by debt or long-term
   capital leases .......................     $452,000     $256,000     $545,000
                                              ========     ========     ========

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT.)

               RECENT ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement was effective beginning in 1996. The adoption of this pronouncement in 1996 did not have a material impact on the financial statements.

               The FASB issued SFAS No. 123, "Accounting for Stock Based Compensation". This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings and earnings per share would have been if the new rules had been adopted. Management adopted the disclosure requirements of this statement in 1996.

               MAJOR CUSTOMERS. Revenue earned under the KE contract with the DOE Contract amounted to 3.3%, 15.1%, and 13.7% of consolidated revenue during the years ended December 31, 1996, 1995, and 1994, respectively. The DOE Contract expired March 31, 1996.

               RECLASSIFICATIONS. Amounts in prior years' consolidated financial statements have been reclassified whenever necessary to conform with the current year's presentation.

2.             EQUIPMENT

           A summary of property and equipment at December 31, 1996 and 1995 is as follows:

                                             1996               1995
                                        --------------    --------------

Computer and other equipment            $   4,463,000      $  3,519,000
Furniture and fixtures                        558,000           370,000
Other                                          74,000            53,000
                                        --------------    --------------
                                            5,095,000         3,942,000
Accumulated depreciation                   (2,469,000)       (1,682,000)
                                        ==============    ==============
                                        $   2,626,000      $  2,260,000
                                        ==============    ==============

    Depreciation and amortization expense was approximately $851,000, $679,000, and $511,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  ACQUISITION

    During September 1995, the Company acquired all of the outstanding capital stock of Entrepreneurs On-line, Inc. ("EOL"), for total consideration of $230,000, consisting of 43,774 restricted shares of the Company's common stock. This transaction has been accounted for under the purchase method of accounting. The operating results of EOL have been included in the Company's consolidated financial statements since the date of acquisition. Pro Forma information is not presented, as the impact of the 1995 and 1996 EOL operating results on the consolidated total is immaterial. EOL operates an online database which links entrepreneurs and providers of services, capital and other resources.

    In June, 1996, the Company purchased Op/Com Partners, Ltd. ("Op/Com") for 38,000 shares of the Company's common stock for technology rights. The acquisition was accounted for on the purchase method of accounting and the entire purchase price of $249,000, the fair value of the shares issued, was assigned to software technology rights. At the time of the acquisition G. Robert Friedman owned 33.9% of Op/Com.

4. RELATED PARTY TRANSACTIONS

        The Company has receivables from and payables to officers, stockholders, joint ventures and affiliates. The balances are generally due on demand and are noninterest bearing. At December 31, 1996 and 1995, the net amounts due from officers, stockholders, joint ventures and affiliates amounted to $316,000 and $315,000 respectively. Included in these amounts at December 31, 1995 is $44,000 in legal expenses paid by the Company on behalf of certain officers/stockholders in connection with litigation discussed in Note 9. These advances were repaid during 1996.

        The Company has provided computer hardware, programming, systems maintenance, data loading, telecommunications and certain administrative services to KE and Telebuild, L.C. ("Telebuild"), a limited liability company formed in 1990. As of December 31, 1996 and 1995, corresponding amounts due the Company from Telebuild totaled $452,000 and $307,000, including costs and profits in excess of amounts billed and included in other current assets of $111,000 and $40,000, at December 31, 1996 and 1995, respectively. The Company owns 55.58% of KE and 15.05% of Telebuild. GRF Interests, Inc., a company controlled by G. Robert Friedman ("Friedman"), a significant stockholder of the Company, owns 30% of KE. Friedman Interest, Inc., also controlled by Friedman, and JST Technology Center, Inc. ("JST"), own 48.25% and 28.75% respectively of Telebuild. JST is owned 93.98% by the Brown Family Partnership and 6.02% by an unrelated party. The Brown Family Partnership is owned by David L. Brown, the Company's Chairman and Chief Executive Officer, Scott L. Brown, current President of Telebuild, and other members of the Brown family.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.         RELATED PARTY TRANSACTIONS (CONT.)

           Contract service revenue earned from affiliates for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                            1996         1995          1994
                                         -----------  -----------   -----------

Telebuild, L.C.                           $735, 000   $  408,000    $  514,000

Brown/Friedman Partnership                      ---      ---            29,000
                                         -----------  -----------   -----------
                                           $735,000   $  408,000    $  543,000
                                         ===========  ===========   ===========

               During 1996, the Company entered into a marketing, license and revenue sharing agreement with Cyberaction. Two of the directors of Cyberaction are on the board of directors of the Company.

5.         LONG -TERM OBLIGATIONS

               CAPITAL LEASES. Future minimum lease payments under capital leases at December 31, 1996, together with the present value of the minimum lease payments, are as follows:

          YEAR ENDING DECEMBER 31



                      1997                                            $ 206,000
                      1998                                              182,000
                      1999                                               91,000
                                                                   -------------
   Total minimum lease payments                                         479,000
   Amount representing interest                                         (59,000)
                                                                   -------------
       Present value of minimum lease
       payments                                                         420,000
   Current portion capital lease obligations                           (169,000)
                                                                   -------------

       Long-term capital lease obligations                            $ 251,000
                                                                   =============

        Property and Equipment under capital lease at December 31, 1996 and 1995 totaled $877,000 and $765,000, with related accumulated depreciation of $428,000 and $283,000, respectively.

               EQUIPMENT NOTE. At December 31, 1995, the Company had a $17,000 note payable to a bank The note bore interest at 7.8% and was collateralized by equipment. The debt was retired in 1996.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.         LONG -TERM OBLIGATIONS (CONT.)

               LINE OF CREDIT. The Company has a $500,000 revolving line of credit with a bank to fund equipment purchases. Borrowings under this line bear interest at Wall Street Prime, are collateralized by the equipment purchased, and are due in 36 equal monthly installments following the draw. At December 31, 1996 and 1995, $488,000 and $310,000 respectively were outstanding under this equipment line.

               Future payments under this equipment line of credit are as follows:

          YEAR ENDING DECEMBER 31,

                    1997                             $      251,000
                    1998                                    140,000
                    1999                                     97,000
                                                     ---------------
                                                            488,000
Current portion of long-term debt                          (251,000)
                                                     ---------------
                                                      $     237,000
                                                     ===============

  OPERATING LEASES. The Company has commitments to lease office space and equipment under noncancelable operating leases. Rent expense under operating leases totaled $798,000, $581,000, and $373,000 for the years ended December 31, 1996, 1995 and 1994, respectively.
Future minimum lease payments are as follows:


          YEAR ENDING DECEMBER 31,

                    1997                               $   900,000
                    1998                                   883,000
                    1999                                   797,000
                    2000                                   663,000
                    2001                                   359,000
                                   Thereafter            3,990,000
                                                     ==============
                                                       $ 7,592,000
                                                     ==============

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  STOCKHOLDERS' EQUITY

      TRANSTERRA TRANSACTION. In June 1995, the Company entered into a Stock Purchase Agreement with TransTerra Company ("TransTerra"), whereby TransTerra agreed to purchase $5 million of restricted common stock in four equal installments over a nine month period. The number of shares of common stock issued for each installment was calculated based upon the average market price of the common stock over the preceding quarter. In connection with this agreement, the Company granted certain registration rights to TransTerra. During 1995, pursuant to the terms of this agreement, 427,998 shares of restricted common stock were issued for total consideration of $2.5 million. An additional 173,459 shares were issued in January 1996 in exchange for the third installment of $1,250,000. In March 1996, 168,337 shares were issued for the final installment of $1,248,614.

      WARRANTS. During 1995, the Company issued 157,500 shares of common stock upon the exercise of various stock purchase warrants at exercise prices ranging from $1.75 to $3.00 per share. As of December 31, 1995, warrants to acquire 67,500 shares of common stock at an exercise price of $3.00 per share were outstanding. During 1996, the remaining warrants were exercised.

      The holders of any preferred stock which might be issued shall have such rights, preferences and privileges as may be determined by the Company's Board of Directors.

7.  INCOME TAXES

      At December 31, 1996, the Company had net operating loss carryforwards for tax reporting purposes of approximately $12,183,000, which expire in years 2000 through 2010.

      Deferred tax assets and liabilities as of December 31, 1996 consisted of the following:


        Deferred tax assets -
        Net operating loss carryforwards                         $    4,630,000
        Less: Valuation allowance                                    (2,388,000)
                                                                   ------------
        Deferred tax asset, net                                       2,242,000

        Deferred tax liability - accumulated
          depreciation and amortization                              (2,242,000)
                                                                   ============
                                                                            --
                                                                   ============

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  STOCK OPTION PLAN

      The Company's stock option plans (the "Plan") for officers, directors and key employees authorizes the grant of options to purchase a maximum of 1,425,000 shares of common stock. The Plan provides for the issuance of incentive stock options or nonstatutory stock options, as defined by the Internal Revenue Code. Pursuant to the terms of the Plan, the exercise price of incentive stock options must equal the greater of $1.50 or the fair market value of the Company's common stock on the date of grant. The exercise price of nonstatutory options may be any amount equal to or greater than $1.50 per share. The vesting period of each grant is determined by the Compensation Committee of the Board of Directors.

      Transactions with regard to incentive options issued pursuant to the Plan are as follows:

                                              SHARES             AVERAGE
                                              UNDER               PRICE
                                              OPTION            PER SHARE
                                           -------------      -------------

Balance - January 1, 1994                    603,900             $  1.84
        Granted                              183,373             $  7.96
        Canceled                              (12,108)           $  6.03
        Exercised                            (56,725)            $  1.61
                                           -------------
Balance - December 31, 1994                  718,440             $  3.35
        Granted                              148,395             $  4.91
        Canceled                              (39,148)           $  5.27
        Exercised                           (122,763)            $  1.67
                                           -------------
Balance - December 31, 1995                  704,924             $  3.87
        Granted                              190,535             $  7.26
        Canceled                             (52,998)            $  6.33
        Exercised                            (74,812)            $  2.04
                                           =============
Balance - December 31, 1996                  767,649
                                           =============


        At December 31, 1996, options to purchase a total of 416,425 shares of common stock were exercisable at prices ranging from $1.50 to $8.44 per share.

During 1996, options for 5,000 shares of the Company's common stock were issued at an option price of $8.37 under a separate non-qualified stock option agreement.

        SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS 123.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  STOCK OPTION PLAN (CONT.)

        The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                           ---------------    ----------------
                                                1996               1995
                                           ---------------    ----------------

                                                        $                   $
Net loss                    As reported        (2,934,000)         (1,214,000)
                                                        $                   $
                            Pro forma          (3,417,000)         (1,412,000)

                                                        $                   $
Net loss per common share   As reported             (0.28)              (0.12)
                                                        $                   $
                            Pro forma               (0.32)              (0.14)

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

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.         CONTINGENCIES (CONT.)

      During June 1996, the Company and a publisher verbally agreed to cancel their agreement to develop and operate an online service. As of December 31, 1996, the Company had capitalized $500,000 in software development and data costs related to its development effort under the agreement which began August 1, 1993. The Company has had discussions with other parties interested in developing such an online system and currently believes that the asset's net realizable value is not impaired.

                    INDEPENDENT AUDITOR'S REPORT ON SCHEDULE

Stockholders and Board of Directors
Telescan, Inc.
Houston, Texas

We have audited the consolidated financial statements of Telescan, Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996. Our audits for such years also included the financial statement schedule of Telescan, Inc. and subsidiaries, listed in Item 14(a)2, for each of the years in the three-year period ended December 31, 1996. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this schedule based on our audits. In our opinion, such a financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.




HEIN + ASSOCIATES LLP
HOUSTON, TEXAS
FEBRUARY 14, 1997

                                 TELESCAN, INC.
                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            DEDUCTIONS:
                                              ADDITIONS       ACCOUNTS
                            BALANCE AT       CHARGED TO       WRITTEN        BALANCE
                           BEGINNING OF       COSTS AND     OFF AGAINST       AT END
DESCRIPTION                    YEAR           EXPENSES       ALLOWANCE       OF YEAR
-----------                ------------      ----------     -----------      -------
DECEMBER 31, 1994:

Allowance for Doubtful
  Accounts                    $52,000          $67,000       $(21,000)       $98,00
                              =======          =======       =========       =======

DECEMBER 31, 1995:

Allowance for Doubtful
  Accounts                    $98,000         $106,000       $(124,000)      $80,000
                              =======         ========       ==========      =======

DECEMBER 31, 1996:
Allowance for Doubtful
  Accounts                    $80,000          $68,000       $(44,000)       $104,000
                              =======          =======       =========       ========