Form 10-Q
period 1997-03-31
TELESCAN INC
filed 1997-05-14
CIK 832175

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 1997

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

                                 (281) 588-9700
                (Registrant's telephone number, including area code)


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

$.01 par value per share Common Stock: 10,738,693 as of May 12, 1997

                                TELESCAN, INC.
                              Report on Form 10-Q
                         Quarter Ended March 31, 1997

                                                                           INDEX
   PART I.    FINANCIAL INFORMATION

      ITEM  1.    FINANCIAL  STATEMENTS  ...............................     3

      ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ..................     8


   PART  II.      OTHER INFORMATION

      ITEM    1.  LEGAL PROCEEDINGS ....................................    11

      ITEM    2.  CHANGES IN SECURITIES ................................    11

      ITEM    3.  DEFAULTS UPON SENIOR SECURITIES  .....................    11

      ITEM    4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS ..............................................    11

      ITEM    5.  OTHER INFORMATION  ...................................    11

      ITEM    6.  EXHIBITS AND REPORTS ON FORM 8-K  ....................    11



  SIGNATURES      .....................................................     12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TELESCAN, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     MARCH 31,    DECEMBER 31,
                                                        1997          1996
                                                      --------      --------
                                                      (unaudited)
                         ASSETS

CURRENT ASSETS:

   Cash and cash equivalents ....................     $    736      $    792
   Accounts receivable, net .....................        1,807         1,616
   Receivables from affiliates ..................          255           342
   Prepaid expenses .............................          379           369
   Inventory ....................................          109           107
   Other current assets .........................          212           218
                                                      --------      --------
       TOTAL CURRENT ASSETS .....................        3,498         3,444


Property and equipment, net .....................        2,380         2,626
Software development costs, net .................        4,489         4,182
Software technology rights, net .................          228           246
Capitalized data costs, net .....................          590           656
Other assets, net ...............................          299           312
                                                      --------      --------
       TOTAL ASSETS .............................     $ 11,484      $ 11,466
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .............................     $  2,075      $  1,987
   Accrued liabilities ..........................          449           446
   Current portion of long-term debt and
     capital lease obligations ..................          412           420
   Amounts due to stockholders and affiliates ...          117           137
                                                      --------      --------
       TOTAL CURRENT LIABILITIES ................        3,053         2,990

Long-term debt ..................................          218           237
Capital lease obligations .......................          212           251

Minority interest in subsidiary .................            1            24

CONTINGENCIES (NOTE 2) ..........................         --            --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value;
       10,000,000 shares authorized;
       none issued ..............................         --            --

   Common stock; $.01 par value; 15,000,000 shares authorized;

       10,738,364 and 10,733,114 shares issued
       and outstanding in 1997 and 1996,
       respectively .............................          107           107
   Additional paid-in capital ...................       17,407        17,385

   Accumulated deficit ..........................       (9,514)       (9,528)
                                                      --------      --------
       TOTAL STOCKHOLDERS' EQUITY ...............        8,000         7,964
                                                      --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 11,484      $ 11,466
                                                      ========      ========

  The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                              Quarter Ended
                                                                March 31,
                                                        ------------------------
                                                            1997           1996
                                                        --------       --------
Revenue:
     Service .....................................      $  3,257       $  2,992
     Products ....................................           334            415

     Contract revenue earned from affiliates .....           295            106
                                                        --------       --------

          Total revenue ..........................         3,886          3,513


Costs and expenses:
     Cost of service .............................         1,959          1,854
     Cost of products ............................           180            251
     Selling and marketing expenses ..............           680            730

     General and administrative expenses .........         1,146          1,167

     Interest expense ............................            31             19
                                                        --------       --------
          Total costs and expenses ...............         3,996          4,021



Loss before minority interest ....................          (110)          (508)

Minority interest in (income) loss of

     subsidiary ..................................           124            (25)
                                                        --------       --------
          Net income (loss) ......................      $     14       $   (533)
                                                        ========       ========
Net income (loss) per common share

     and common stock equivalent .................      $   0.00       $  (0.05)
                                                        ========       ========
Weighted average common and common

     equivalent shares outstanding ...............        10,736         10,425
                                                        ========       ========

 The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              1997       1996
                                                             -----      -------
Cash flows from operating activities:

Net income (loss) ......................................     $  14      $  (533)

Adjustments to reconcile net loss to net cash (used) provided by operating activities:

        Minority interest in income (loss) of subsidiary      (124)          25

        Depreciation and amortization ..................       595          486
        Provision for doubtful accounts ................        10           43
Changes in current assets and liabilities

        Receivables and advances .......................       (33)        (602)

        Other current assets ...........................        (7)          29

        Accounts payable ...............................        88           29
        Other current liabilities ......................         4          130
                                                             -----      -------
            Net cash (used) provided by operating
                activities .............................       547         (393)
                                                             -----      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Net additions to property and equipment ........        60         (542)

        Additions to software development costs ........      (573)        (404)

        Additions to capitalized data costs ............      --            (45)

        Other ..........................................        (5)           5

                                                             -----      -------
            Net cash used by investing activities ......      (518)        (986)
                                                             -----      -------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuances of common stock ........        22        2,545

        Payments on notes payable and capital lease ....      (107)         (77)
                                                             -----      -------
            Net cash provided by financing activities ..       (85)       2,468
                                                             -----      -------
Increase (decrease) in cash and cash equivalents .......       (56)       1,089

Cash and cash equivalents

        Beginning of period ............................       792        1,796
                                                             -----      -------
        End of period ..................................     $ 736      $ 2,885
                                                             =====      =======

                       TELESCAN, INC. AND SUBSIDIARIES


SUPPLEMENTAL CASH FLOW INFORMATION

The effects of non-cash transactions are excluded from the statements of cash flow. Supplemental disclosures of cash flow information are as follows:

                                                         Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                         1997           1996
                                                    -------------    -----------
Acquisition of property and equipment financed

    by debt or long-term capital leases             $         40      $      --
Capitalization of payable to minority shareholder            100             --


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

      Amounts in the March 31, 1996 condensed consolidated financial statements have been reclassified whenever necessary to conform with the current period's presentation.

      The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

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

                       TELESCAN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In January 1997, the Company was named as a defendant in a legal action regarding royalty payments. Management does not believe the outcome of this matter will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

      During November 1996, the Company and a publisher signed a written release canceling their agreement to develop and operate an online service. As of March 31, 1997, the Company had capitalized $500,000 in software development and data costs related to its development effort under the agreement which began August 1, 1993. The Company has had discussions with other parties interested in developing such an online system and currently believes that the asset's net realizable value is not impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

OVERVIEW

Telescan is an industry leader in providing innovative solutions for online technology, sophisticated data retrieval tools and state-of-the-art Internet services. The Company develops, markets, and operates major online networks and Internet sites serving the financial, publishing, entertainment and technology transfer industries. The Company's products and services, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems.

The Company's primary product lines are (1) the Telescan system of online and Internet financial services and products provided directly to users as well as under private label agreements with third parties. These services allow sophisticated investors to obtain financial news and information, perform fundamental and technical analyses and design personalized searches using current and historical financial information on more than 220,000 equities, indices and currencies; (2) Numerous non-financial third party online and Internet services which are developed and operated via alliances with third parties in the publishing, entertainment, and space industries and Computer Sports Network division ("CSN"), which offers online computer sports games to golf and baseball enthusiasts; and (3) Knowledge Express Data Systems, L.C. ("KE"), an online database system for the commercialization and transfer of technology which serves corporations, government agencies, universities, and research institutions.

Revenue is generated in the form of online and Internet service fees, fees from third parties, product sales, contract revenue and advertising. Total revenues have increased in the first three months of 1997 compared to the corresponding period of 1996. In the prior year and through March 1996, the Company's revenues included a large Department of Energy contract. Despite the loss of the governmental contract which generated $450,000 in the first three months of 1996, revenues have increased due primarily to private label agreements.

The Company's online and Internet revenue is generated from individual subscribers paying annual usage fees and flat monthly fees, combined with fees from alliance parties providing private label versions of the Company's service. Product revenue is derived mainly from the sale of online system software combined with upgrades and enhancements and related educational and training products such as books and videotapes. The level of product sales is influenced by new product releases. No software sales arise from Internet subscription service.

Contract revenue represents services provided to Telebuild, L.C. ("Telebuild") in which the Company has a 15.05% equity interest. Revenue is generated on a profitable basis based on the services provided. At March 31, 1997 and 1996, amounts due from Telebuild totaled $335,000 and $353,000 respectively.

Results for the three months ended March 31, 1997 reflect the Company's continuing efforts to grow market share in its existing online services, as well as to pursue strategic partnership opportunities that will enable the Company to broaden the usage of its proprietary technology platform and enter new segments of the online services market. The Company expanded its business relationship with a division of American Express Company during the quarter to include management of their brokerage Internet website.


QUARTER ENDED MARCH 31, 1997  COMPARED TO QUARTER ENDED MARCH 31, 1996

For the three months ended March 31, 1997, total revenue was $3,886,000 compared to $3,513,000 for the same period in 1996. Service revenue rose 9% to $3,257,000 during the first quarter of 1997 from $2,992,000 during the corresponding period of the prior year. The significant growth was due mainly to private labeling agreements with third parties. The gain was partially offset by the loss of a governmental contract in March 1996, which contributed $452,000 to first quarter revenue in 1996. Product revenue decreased $81,000, or 20%, from $415,000 in 1996 to $334,000 in 1997 primarily due to the absence of new product offerings and to a lesser extent, a reduction in software and enhancement sales with the introduction of Wall Street City(TM)on the Internet.

Total cost of revenue increased from $1,854,000 during the first quarter of 1996 to $1,959,000 in the first quarter of 1997, a $105,000, or 6% increase. For the three months ended March 31, 1997, the Company earned a gross margin on its service revenue of $1,298,000 compared to $1,138,000 for the comparable period of 1996. Online gross margin as a percentage of online revenue increased from 38% to 40% for the quarters ended March 31, 1996 and 1997. The increase is primarily attributable to the high gross margin earned on third party alliances which more than offset the loss of the governmental contract. The contract contributed $156,000, or 35%, to the gross margin in the first quarter of 1996.

For the quarter ended March 31, 1997, the Company earned a gross margin on its product revenue of $154,000 compared to $164,000 for the comparable period of 1996. Product gross margin as a percentage of product revenue increased from 40% to 46%, primarily due to product mix.

Marketing expenses decreased 7% from $730,000 for the three months ended March 31, 1996, to $680,000 for the corresponding 1997 period. This decrease is primarily the result of reduced sales promotion expense and personnel expenses.

General and administrative expenses decreased 2% from $1,167,000 for the three months ended March 31, 1996, to $1,146,000 for the three months ended March 31, 1997, primarily due to a larger amount of costs being capitalized and a reduction in consulting and communication expense.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash and cash equivalents of $736,000, representing a decrease of $56,000 since December 31, 1996. Net cash provided by operating activities was $547,000 for the three months ended March 31, 1997, compared to cash used by operations of $393,000 for the three months ended March 31, 1996. This $940,000 increase in cash provided by operations primarily reflects the $547,000 improvement in earnings, partially offset by a $149,000 decrease in the minority interest in KE's loss and other balance sheet changes.

The Company's primary capital needs are for (1) the continued investment in technology through its software development activities, and (2) the purchase of computers and communications equipment. During the three months March 31, 1997, the Company invested $573,000 in software development costs and capital equipment, which equipment have been financed through an operating lease and notes payable totaling $40,000. Equipment previously capitalized was transferred to an operating lease during the first quarter of 1997. The Company estimates that it may invest up to an additional $1 million in capital expenditures over the next twelve months. The Company intends to fund these capital expenditures from cash on hand, cash generated from operations, and capital and operating leases.

Cash flow for the first quarter was negative by $56,000. The Company believes that existing cash on hand, cash generated from expected improvements in operations, proceeds from long term capital leasing and borrowings will be adequate to fund its working capital and other cash requirements over the next twelve months. Should additional funds be required, Management believes it would be able to sell additional common stock to provide for a shortfall. There are no plans to sell additional shares at this time.

Aggregate revenue from the Company's online financial database and related product sales accounted for approximately 92% of the Company's total revenue for the three months ended March 31, 1997. A downturn in the equity markets could cause a reduction in this revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that the effect of such adverse market conditions would be lessened by its fixed rate billing structure. To counter the potential impact, if any, of such a downturn, the Company is continuing its efforts to broaden its revenue base through alliances with third parties to develop and operate online databases and Internet sites outside the Company's primary market.

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

              4.2** Registration Rights Agreement between TransTerra Company and the Registrant dated June 28, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

              10.1** Amended Stock Option Plan. (Incorporated by reference to
                     Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Form S-8 (File No. 33-63172) as filed with the Commission on February 2, 1994). (1)

              10.2** 1995 Stock Option Plan. (Incorporated by reference to
                     Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 33-94514)). (1)

              10.3** Regulations of Telescan (TRC), L.C. effective January 1,
                     1992 by and between the Registrant and The Radnor-Houston Joint Venture. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

              10.4** First Amendment to Regulations of Knowledge Express, L.C.
                     (formally now Telescan (TRC), L.C.) entered into effective July 23, 1992, by and between the Registrant and The Radnor-Houston Joint Venture. (Incorporated by reference to Amendment No. 1 to the Company's Form S-1 dated January 8,
                     1993).

              10.5** Employment Agreement by and between the Company and David
                     L. Brown dated March 10, 1994. (Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Form S-1 dated August 11, 1994). (1)

              10.6** Stock Purchase Agreement between the Company and TransTerra
                     Company dated June 28, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

              10.7** Office Lease Agreement between the Registrant and Chevron
                     U.S.A., Inc. dated November 8, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-K for the annual period ending December 31, 1995).

              11*    Statement regarding computation of earnings per share.

              27*    Financial Data Schedule.


-------------------

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


                              By:/s/ RONALD WARREN

                                     Ronald Warren
                                     Chief Financial Officer
                                     a duly authorized officer of the Registrant

Date:       May 14, 1997