Form 10-Q
period 1997-06-30
TELESCAN INC
filed 1997-08-13
CIK 832175

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 1997

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

                                 YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

$.01 par value per share Common Stock: 10,783,961 as of August 12, 1997

                                 TELESCAN, INC.
                               Report on Form 10-Q
                           Quarter Ended June 30, 1997

                                      INDEX

   PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS .....................................       3

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ....................       8


   PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS ........................................      12

      ITEM 2. CHANGES IN SECURITIES ....................................      12

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..........................      12

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......      12

      ITEM 5. OTHER INFORMATION ........................................      12

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .........................      13

   SIGNATURE ...........................................................      13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      JUNE 30,     DECEMBER 31,
                                                        1997           1996
                                                    ------------   ------------
                                     ASSETS
CURRENT ASSETS:

   Cash and cash equivalents .....................  $        605   $        792
   Accounts receivable, net ......................         1,956          1,616
   Receivables from affiliates ...................           470            342
   Prepaid expenses ..............................           466            369
   Inventory .....................................            86            107
   Other current assets ..........................           305            218
                                                    ------------   ------------
       TOTAL CURRENT ASSETS ......................         3,888          3,444

Property and equipment, net ......................         2,193          2,626
Software development costs, net ..................         4,816          4,182
Software technology rights, net ..................           210            246
Capitalized data costs, net ......................           528            656
Other assets, net ................................           281            312
                                                    ------------   ------------
       TOTAL ASSETS ..............................  $     11,916   $     11,466
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..............................  $      2,151   $      1,987
   Accrued liabilities ...........................           627            446
   Current portion of long-term debt and
     capital lease obligations ...................           397            420
   Amounts due to stockholders and affiliates ....            36            137
                                                    ------------   ------------
       TOTAL CURRENT LIABILITIES .................         3,211          2,990

Long-term debt ...................................           228            237
Capital lease obligations ........................           172            251
Minority interest in subsidiary ..................            37             24

CONTINGENCIES (NOTE 2)

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued

   Common stock; $.01 par value; 15,000,000
       shares authorized; 10,765,211 and
       10,733,114 shares issued and outstanding
       in 1997 and 1996, respectively ............           107            107
   Additional paid-in capital ....................        17,506         17,385

   Accumulated deficit ...........................        (9,345)        (9,528)

                                                    ------------   ------------
       TOTAL STOCKHOLDERS' EQUITY ................         8,268          7,964
                                                    ------------   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     11,916   $     11,466
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Quarter Ended June 30,      Six Months Ended June 30,
                                               --------------------------   ---------------------------
                                                   1997          1996           1997           1996
                                               ------------  ------------   ------------   ------------
Revenue:
     Service ................................  $      3,355  $      2,396   $      6,612   $      5,388
     Products ...............................           433           657            767          1,072
     Contract revenue earned
       from affiliates ......................           433           177            728            283
                                               ------------  ------------   ------------   ------------
          Total revenue .....................         4,221         3,230          8,107          6,743

Costs and expenses:
     Cost of service ........................         2,119         1,777          4,078          3,631
     Cost of products .......................           230           329            410            580
     Selling and marketing expenses .........           590           785          1,270          1,515
     General and administrative expenses ....         1,223         1,393          2,369          2,560
     Interest expense .......................            24            20             55             39
                                               ------------  ------------   ------------   ------------
          Total costs and expenses ..........         4,186         4,304          8,182          8,325

Income (loss) before minority interest ......            35        (1,074)           (75)        (1,582)
Minority interest in loss of subsidiary .....           134           134            258            109
                                               ------------  ------------   ------------   ------------
          Net income (loss) .................  $        169  $       (940)  $        183   $     (1,473)
                                               ============  ============   ============   ============
Net income (loss) per common share ..........  $       0.02  $      (0.09)  $       0.02   $      (0.14)
                                               ============  ============   ============   ============
Weighted average common and common
     equivalent shares outstanding ..........        10,747        10,628         10,741         10,526
                                               ============  ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       Six Months Ended June 30,
                                                          -------------------
                                                              1997       1996
                                                          --------   --------
Cash flows from operating activities:
Net income (loss) ......................................  $    183   $ (1,473)
Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
        Minority interest in loss of subsidiary ........      (258)      (109)
        Depreciation and amortization ..................     1,173      1,028
        Provision for doubtful accounts ................        37         36
Changes in current assets and liabilities
        Receivables and advances .......................      (504)      (536)
        Other current assets ...........................      (165)       126
        Accounts payable ...............................       164        153
        Other current liabilities ......................       181        236
                                                          --------   --------
            Net cash (used) provided by
             operating activities ......................       811       (539)
                                                          --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Net additions to property and equipment ........        17       (865)
        Additions to software development costs ........    (1,192)      (829)
        Additions to capitalized data costs ............      --          (94)
        Other ..........................................        (4)        (9)
                                                          --------   --------
            Net cash used by investing activities ......    (1,179)    (1,797)
                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuances of common stock ........       121      2,619
        Proceeds  from notes payable ...................       110       --
        Payments on notes payable and capital lease ....      (220)      (165)
        Capital contributions for minority shareholder
            of Knowledge Express .......................       170       --
                                                          --------   --------
            Net cash provided by financing activities ..       181      2,454
                                                          --------   --------
Increase (decrease) in cash and cash equivalents .......      (187)       118

Cash and cash equivalents
        Beginning of period ............................       792      1,796
                                                          --------   --------
        End of period ..................................  $    605   $  1,914
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

                         TELESCAN, INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION

The effects of non-cash transactions are excluded from the statements of cash flow. Supplemental disclosures of cash flow information are as follows:

                                                             Six Months Ended
                                                                 June 30,
                                                           ---------------------
                                                             1997         1996
                                                           --------     --------
Payable to minority shareholder of Knowledge
    Express converted to equity ......................          101         --

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Telescan, Inc., and its majority owned subsidiary ("Telescan" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Amounts in the June 30, 1996 condensed consolidated financial statements have been reclassified whenever necessary to conform to the current period's presentation.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996. The results of operations for the six-month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2.         CONTINGENCIES

In 1986, a stockholder of Telescan, Inc. (predecessor business to D.B. Technology, Inc.) filed suit in the 269th District Court in Texas against the Company, certain stockholders of the Company, and others. The suit sought to set aside the 1986 merger of D.B. Technology and Telescan, Inc., money damages from all defendants, and sums due under alleged promissory notes. The case went to trial in October 1989 and judgment was rendered in favor of the defendants on a directed verdict including an order for the plaintiff to pay certain court costs and certain attorney's fees of Telescan, Inc. Subsequent to an appeal by the stockholder in the Texas Court of Appeals 14th Judicial District, the appellate court remanded the case to trial court. At the conclusion of presentation of evidence, the case was submitted to the jury by means of questions in order to determine issues of liability and damages. Based on a lack of evidence, which would impose liability upon Telescan, Inc., no questions were submitted which asked the jury to determine whether or not the Company bears any liability to any plaintiff. A hearing on pending matters, including entry of Judgment, was held April 10, 1995. At the hearing the court ruled that plaintiffs take nothing other than the payment, with interest, of $40,000 in promissory notes in favor of plaintiff Investa, Inc. and Hoggett, which notes preceded the merger. The defendants were awarded attorney's fees and court costs. The Judgment has been entered. The plaintiffs have appealed and oral argument was made on June 25, 1996 before the Texas Court of Appeals, 14th Judicial District. The court's decision is pending. Management does not believe that any material adverse outcome is reasonably possible nor probable and thus, no qualified disclosure as to a range of reasonable possible loss or accrual in the financial statements of probable loss have been made.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 1997, the Company was named as a defendant in a legal action regarding royalty payments. Management does not believe the outcome of this matter will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

During November 1996, the Company and a publisher signed a written release canceling their agreement to develop and operate an online service. As of June 30, 1997, the Company had capitalized $500,000 in software development and data costs related to its development effort under the agreement, which began August 1, 1993. The Company has had discussions with other parties interested in developing such an online system and currently believes that the asset's net realizable value is not impaired.

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

Revenue is generated in the form of online and Internet service fees, fees from third parties, product sales, contract revenue and advertising. Total revenues have increased in the first six months of 1997 compared to the corresponding period of 1996. In the prior year through March 1996, the Company's revenues included a large Department of Energy contract. Despite the loss of the governmental contract, which generated $450,000 in the first three months of 1996, revenues have increased due primarily to private label agreements and the growth of the Company's Wall Street City(TM) website.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's online and Internet revenue is generated from individual subscribers paying annual usage fees and monthly fees, combined with fees from alliance parties providing private label versions of the Company's service. Product revenue is derived mainly from the sale of online system software combined with upgrades and enhancements and related educational and training products such as books and videotapes. The level of product sales is influenced by new product releases. No software sales arise from Internet subscription service.

Contract revenue represents services provided to Telebuild, L.C. ("Telebuild") in which the Company has a 15.05% equity interest. Revenue is generated on a profitable basis based on the services provided. At June 30, 1997 and 1996, amounts due from Telebuild totaled $468,000 and $410,000 respectively.

Results for the six months ended June 30, 1997 reflect the Company's continuing efforts to grow market share in its existing online services, as well as to pursue strategic partnership opportunities that will enable the Company to broaden the usage of its proprietary technology platform and enter new segments of the online and Internet services markets. The Company expanded its business relationship with a division of American Express Company during the first quarter to include management of their brokerage Internet website.

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

For the three months ended June 30, 1997 service revenue was $3,355,000 as compared to $2,396,000 for the same time period in 1996. The increase of 40% is due to the growth of third party alliances and the Company's Wall Street City website. This increase was partially offset by a decrease in product revenue of $224,000 for the three months ended June 30, 1997 as compared to 1996. The 34% reduction in product revenue reflects a significant new product offering in the second quarter of 1996, which did not recur in the current quarter. Revenues earned from Telebuild, in which the Company has a 15.05% equity interest, increased $256,000 or 145% over the same quarter last year.

Total cost of revenue was $2,349,000 in the three months ended June 30, 1997 as compared to $2,106,000 in the same period in 1996. This represents an increase of 12% on a 24% increase in related revenue. The lower costs associated with third party alliances more than offset the increases in amortization of development costs and royalty expenses.

In the three months ended June 30, 1997 selling expenses totaled $590,000, representing a decrease of $195,000 from $785,000 at June 30, 1996. Lower commission expense and a decrease in salary expense, net of amounts capitalized as software development, contributed to the reduction.

General and administrative expenses were $1,223,000 for the three months ended June 30, 1997, representing a $170,000 or 12% reduction from the same period in 1996. At the end of June 1997, there was approximately a 10% increase in personnel over June 1996. Increased personnel expenses were offset by a 26% increase in capitalized software costs. The Company began financing equipment in late 1996 and rental expenses were incurred in the amount of $70,000 during the second quarter of 1997. In the Company's continuing efforts to reduce costs, consulting fees were decreased by $82,000.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Service revenue increased $1,224,000 for the six months ended June 1997, compared to the six months ended June 1996. This 23% increase is attributable to private label agreements and the growth of the Company's Wall Street City website. The Company has also significantly reduced credit allowances by converting customers to credit card payment plans and improving processing controls. In the six months ended June 30, 1997, service credit allowances were lowered by $289,000 or 63%. Product revenues decreased $305,000 from $1,072,000 for the six months ended June 30, 1996 to $767,000 in the six months ended June 30, 1997. In the second quarter of 1996 a new online product was released. The next major product release is expected during the third quarter of 1997. Revenue from Telebuild, in which the Company has a 15.05% equity interest, increased $445,000 from the first half of 1996 to the first half of 1997.

Cost of service and products totaled $4,488,000 for the six month period ended June 1997 as compared to $4,211,000 in the prior year period. This increase of 7% is primarily due to higher royalty expenses associated with private label and non-financial alliances. Amortization of software development expenses increased, as did the cost of sales associated with revenues generated from Telebuild. Higher expenses in these areas were partially offset by lower communication costs and product costs.

Selling expense totaled $1,270,000 for the first half of 1997 as compared to $1,515,000 for the same period in 1996, representing a $245,000 or 16% decrease. Contributing to the decrease was reduced commission expense. In addition, salary expenses, net of amounts capitalized for software development, were lower for this period in 1997 as compared to the same period in 1996.

General and administrative expenses were $191,000 less for the six months ended June 1997 as compared to the six months ended June 1996. The 7% decrease is due to reduced consulting and communication expenses. Although salary expenses were higher, the capitalization of expenses as software development costs more than compensated for the increase. Offsetting these reductions was equipment rental expenses of $104,000 under new lease agreements.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash and cash equivalents of $605,000, representing a decrease of $187,000 since December 31, 1996. Net cash provided by operating activities was $811,000 for the six months ended June 30, 1997, compared to cash used by operations of $539,000 for the six months ended June 30, 1996. This $1,350,000 increase in cash provided by operations primarily reflects the $1,656,000 improvement in operating results.

The Company's primary capital needs are for (1) the continued investment in technology through its software development activities, and (2) the purchase of computers. During the six months ended June 30, 1997, the Company invested $1,192,000 in software development. Equipment has been financed through operating leases and notes payable totaling $110,000. Equipment previously capitalized was transferred to an operating lease during the second quarter of 1997. The Company estimates that it may invest up to an additional $1 million in capital expenditures over the next twelve months. The Company believes that existing cash on hand, cash generated from operations and financing from operating leases will be adequate to fund its working capital and other cash requirements over the next twelve months. Should additional funds be required, Management believes it would be able to sell additional common stock to provide for a shortfall. There are no plans to sell additional shares at this time.

Aggregate revenue from the Company's financial services and related product sales accounted for approximately 91% of the Company's total revenue for the six months ended June 30, 1997. A downturn in the equity markets could cause a reduction in this revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that the effect of such adverse market conditions would be lessened by its fixed rate billing structure. To counter the potential impact, if any, of such a downturn, the Company is continuing its efforts to broaden its revenue base through alliances with third parties to develop and operate online databases and Internet sites outside the Company's primary market.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
            Not applicable.

ITEM 2.     CHANGES IN SECURITIES.

In June 1997, the Company acquired the assets of Notable Technologies, L.L.C. for $100,000. The Company funded this acquisition through the issuance of 25,197 shares of restricted common stock pursuant to Section 4(2) of the Securities Act of 1933. The transaction was accounted for under the purchase method of accounting and assets have been recorded at fair market value.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders ("Annual Meeting") on June 18, 1997. The purpose of the Annual Meeting was to elect its directors for the ensuing year, to ratify Hein + Associates LLP as auditors for 1997 and to amend the Company's 1995 Stock Option Plan.

At the Annual Meeting, David L. Brown, Dr. Ronald W. Hart, Burt H. Keenan, William D. Savoy, Stephen C. Wood, Dr. Richard K. Carlin, Roger C. Wadsworth, Russell I. Pillar and G. Robert Friedman were elected as directors of the Company. The number of votes for and withheld are detailed below for each director.

                                     For       Withheld
                                  ---------    --------
          David L. Brown          9,316,179     121,621
          Dr. Richard K. Carlin   9,377,179      60,621
          G. Robert Friedman      9,321,779     116,021
          Dr. Ronald W. Hart      9,383,979      53,821
          Burt H. Keenan          9,383,979      53,821
          Russell I. Pillar       9,383,979      53,821
          William D. Savoy        9,176,174     261,626
          Roger C. Wadsworth      9,299,347     138,453
          Stephen C. Wood         9,377,479      60,321

The Board of Directors recommended that the stockholders ratify their action in appointing their existing certified public accountants, Hein + Associates LLP, independent auditors of the Company for the fiscal year ending December 31, 1997. The stockholders voted 9,315,976 shares for the ratification of Hein + Associates LLP as auditors for 1997. There were 29,486 abstentions and 92,338 votes cast against such ratification.

The proposal to amend the Company's 1995 Stock Option Plan was ratified with 8,916,494 votes. There were 433,808 votes cast against the amendment and 17,479 abstentions. Broker non-votes totaled 70,019.

ITEM 5.     OTHER INFORMATION.
            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (A)                 Exhibits:

            10.1*    Amendment to 1995 Stock Option Plan dated June 18, 1997.

            11*      Statement regarding computation of earnings per share.

            27*      Financial Data Schedule.
---------------------------------
                *    Indicates documents filed herewith.

            (B)                 Reports on Form 8-K:

                     None.

Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TELESCAN, INC.

                              By: /s/ RONALD WARREN
                                      Ronald Warren
                                      Chief Financial Officer
                                      a duly authorized officer
                                      of the Registrant

Date: August 12, 1997