Form 10-Q
period 1997-09-30
TELESCAN INC
filed 1997-11-13
CIK 832175

FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR QUARTER ENDED SEPTEMBER 30, 1997

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

$.01 par value per share Common Stock: 10,797,806 as of November 12, 1997.

                                TELESCAN, INC.
                              Report on Form 10-Q
                       Quarter Ended September 30, 1997

                                     INDEX

   PART I.  FINANCIAL INFORMATION

      ITEM  1.    FINANCIAL  STATEMENTS  ...............................    3

      ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ..................    8


   PART  II.  OTHER INFORMATION

      ITEM    1.  LEGAL PROCEEDINGS ....................................   12

      ITEM    2.  CHANGES IN SECURITIES ................................   12

      ITEM    3.  DEFAULTS UPON SENIOR SECURITIES  .....................   12

      ITEM    4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS ..............................................   12

      ITEM    5.  OTHER INFORMATION  ...................................   12

      ITEM    6.  EXHIBITS AND REPORTS ON FORM 8-K  ....................   12


  SIGNATURES       ....................................................    12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       TELESCAN, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997        1996
                                                       --------    --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ........................  $  1,031    $    792
   Accounts receivable, net .........................     1,984       1,616
   Receivables from affiliates ......................       298         342
   Prepaid expenses .................................       390         369
   Inventory ........................................        95         107
   Other current assets .............................       242         218
                                                       --------    --------
       TOTAL CURRENT ASSETS .........................     4,040       3,444

Property and equipment, net .........................     2,003       2,626
Software development costs, net .....................     5,163       4,182
Software technology rights, net .....................       192         246
Capitalized data costs, net .........................       474         656
Other assets, net ...................................       264         312
                                                       --------    --------
       TOTAL ASSETS .................................  $ 12,136    $ 11,466
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT  LIABILITIES:
   Accounts payable .................................  $  2,201    $  1,987
   Accrued liabilities ..............................       515         446
   Current portion of long-term debt and capital
     lease obligations ..............................       362         420
   Amounts due to stockholders and affiliates .......        36         137
                                                       --------    --------
       TOTAL CURRENT LIABILITIES ....................     3,114       2,990

Long-term debt ......................................       191         237
Capital lease obligations ...........................       131         251

Minority interest in subsidiary .....................      --            24

CONTINGENCIES (NOTE 2) ..............................      --          --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 10,000,000 shares
     authorized;
       none issued ..................................      --          --
   Common stock; $.01 par value; 15,000,000 shares
     authorized;
       10,785,556 and 10,733,114 shares issued and
       outstanding in
       1997 and 1996, respectively ..................       107         107
   Additional paid-in capital .......................    17,546      17,385
   Accumulated deficit ..............................    (8,953)     (9,528)
                                                       --------    --------
       TOTAL STOCKHOLDERS' EQUITY ...................     8,700       7,964
                                                       --------    --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...  $ 12,136    $ 11,466
                                                       ========    ========

  The accompanying notes are an integral part of these financial statements.

                       TELESCAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         QUARTER ENDED         NINE MONTHS ENDED
                                         SEPTEMBER 30,           SEPTEMBER 30,
                                       ------------------    ------------------
                                        1997       1996       1997       1996
                                       -------   --------    -------   --------
Revenue:
     Service .......................   $ 3,489   $  2,618    $10,100   $  8,006
     Products ......................       440        444      1,208      1,516
     Contract revenue earned
       from affiliates .............       327        173      1,055        456
                                       -------   --------    -------   --------
          Total revenue ............     4,256      3,235     12,363      9,978

Costs and expenses:
     Cost of service ...............     1,934      1,792      6,012      5,423
     Cost of products ..............       141        282        550        862
     Selling and marketing
       expenses ....................       620        806      1,891      2,321
     General and administrative
       expenses ....................     1,237      1,345      3,606      3,905
     Interest expense ..............        20         17         75         56
                                       -------   --------    -------   --------
      Total costs and expenses .....     3,952      4,242     12,134     12,567

Income (loss) before
   minority interest ...............       304     (1,007)       229     (2,589)
Minority interest in loss of
   subsidiary ......................        88        123        346        232
                                       -------   --------    -------   --------
     Net income (loss) .............   $   392   $   (884)   $   575   $ (2,357)
                                       =======   ========    =======   ========
Net income (loss) per common share .   $  0.04   $  (0.08)   $  0.05   $  (0.22)
                                       =======   ========    =======   ========
Weighted average common and
  common  equivalent shares
  outstanding ......................    10,782     10,686     10,755     10,580
                                       =======   ========    =======   ========

         The accompanying notes are an integral part of these financial statements.

                      TELESCAN, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           ---------------------
                                                              1997         1996
                                                           -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................     $   575      $(2,357)
Adjustments to reconcile net loss to net cash
(used) provided by
    operating activities:
        Minority interest in loss of subsidiary ......        (346)        (232)
        Depreciation and amortization ................       1,769        1,590
        Provision for doubtful accounts ..............          43           42
Changes in current assets and liabilities
        Receivables and advances .....................        (367)        (245)
        Other current assets .........................         (34)         211
        Accounts payable .............................         214          265
        Other current liabilities ....................          69          403
                                                           -------      -------
            Net cash (used) provided by
               operating activities ..................       1,923         (323)
                                                           -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Net additions to property and equipment ......          10         (839)
        Additions to software development costs ......      (1,847)      (1,351)
        Additions to capitalized data costs ..........        --           (117)
        Other ........................................          (5)         (28)
                                                           -------      -------
            Net cash used by investing
                    activities .......................      (1,842)      (2,335)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuances of common stock ......         161        2,646
        Payments on notes payable and capital lease ..        (224)        (243)
        Capital contributions from minority
          shareholder of
            Knowledge Express ........................         221         --
                                                           -------      -------
            Net cash provided by financing
               activities ............................         158        2,403
                                                           -------      -------

Increase (decrease) in cash and cash equivalents .....         239         (255)

Cash and cash equivalents
        Beginning of period ..........................         792        1,796
                                                           =======      =======
        End of period ................................     $ 1,031      $ 1,541
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

                       TELESCAN, INC. AND SUBSIDIARIES


SUPPLEMENTAL CASH FLOW INFORMATION

The effects of non-cash transactions are excluded from the statements of cash flow. Supplemental disclosures of cash flow information are as follows:

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ------------------
                                                                 1997       1996
                                                                 ----       ----

Payable to minority shareholder of Knowledge
  Express converted to equity ............................        101       --


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

Amounts in the September 30, 1996 condensed consolidated financial statements have been reclassified whenever necessary to conform with the current period's presentation.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996. The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2.         CONTINGENCIES

In 1986, a stockholder of Telescan, Inc. (predecessor business to D.B. Technology, Inc.) filed suit in the 269th District Court in Texas against the Company, certain stockholders of the Company, and others. The suit sought to set aside the 1986 merger of D.B. Technology and Telescan, Inc., money damages from all defendants, and sums due under alleged promissory notes. The case went to trial in October 1989 and judgment was rendered in favor of the defendants on a directed verdict including an order for the plaintiff to pay certain court costs and certain attorney's fees of Telescan, Inc. Subsequent to an appeal by the stockholder in the Texas Court of Appeals 14th Judicial District, the appellate court remanded the case to trial court. At the conclusion of presentation of evidence, the case was submitted to the jury by means of questions in order to determine issues of liability and damages. Based on a lack of evidence which would impose liability upon Telescan, Inc., no questions were submitted which asked the jury to determine whether or not the Company bears any liability to any plaintiff. A hearing on pending matters, including entry of Judgment, was held April 10, 1995. At the hearing the court ruled that plaintiffs take nothing other than the payment, with interest, of $40,000 in promissory notes in favor of plaintiff Investa, Inc. and Hoggett, which notes preceded the merger. The defendants were awarded attorney's fees and court costs. The Judgment has been entered. The plaintiffs appealed before the Texas Court of Appeals, 14th Judicial District. On September 4, 1997, the appellate court upheld the judgment of the trial court in favor of the defendants. Management does not believe that any material adverse outcome is reasonably possible nor probable and thus, no qualified disclosure as to a range of reasonable possible loss or accrual in the financial statements of probable loss have been made.

During November 1996, the Company and a publisher signed a written release canceling their agreement to develop and operate an online service. As of September 30, 1997, the Company had capitalized $500,000 in software development and data costs related to its development effort under the agreement, which began August 1, 1993. The Company has had discussions with other parties interested in developing such an online system and currently believes that the asset's net realizable value is not impaired.

In January 1997, the Company was named as a defendant in a legal action regarding royalty payments. Management does not believe the outcome of this matter will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Telescan is an industry leader in providing innovative solutions for online technology, sophisticated data retrieval tools and Internet services. The Company develops, markets, and operates major online networks and Internet sites serving the financial, publishing, entertainment and technology transfer industries. The Company's products and services, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems and/or over the Internet.

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

Revenue is generated in the form of online and Internet service fees, fees from third parties, product sales, contract revenue and advertising. Total revenues have increased in the first nine months of 1997 compared to the corresponding period of 1996. In the first quarter of 1996, the Company's revenues included a large Department of Energy contract. Despite the loss of the governmental contract, which generated $450,000 in the first quarter of 1996, revenues have increased primarily due to private label agreements and the growth of the Company's Wall Street City (TRADE MARK) website.

The Company's online and Internet revenue is generated from individual subscribers paying annual usage fees and monthly fees, combined with fees from alliance parties providing private label versions of the

Company's service. Product revenue is derived mainly from the sale of online system software combined with upgrades and enhancements and related educational and training products such as books and videotapes. The level of product sales is influenced by new product releases for online services. During the third quarter of 1997, the Company released TIP@Wallstreet(TRADEMARK), which uses an enhanced Internet browser to access Internet information from the Company's Wall Street City website.

Contract revenue represents services provided to Telebuild, L.C. ("Telebuild") in which the Company has a 15.05% equity interest. Revenue is generated on a profitable basis based on the services provided. At September 30, 1997 and 1996, amounts due from Telebuild totaled $298,000 and $269,000 respectively.

Results for the nine months ended September 30, 1997 reflect the Company's continuing efforts to grow market share in its existing online services, as well as to pursue strategic partnership opportunities that will enable the Company to broaden the usage of its proprietary technology platform and enter new segments of the online and Internet services markets. During the third quarter of 1997, the Company signed a letter of agreement to negotiate an exclusive license granting rights to certain of its proprietary technology to a major financial institution.

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

Service revenue increased $871,000 or 33% for the quarter ended September 30, 1997 compared to the same time period in 1996. The increase was substantially due to revenue derived under private label agreements, including fees paid under the letter of agreement with a major financial institution. Revenues from Telebuild, in which the Company has a 15.05% equity interest, increased from $173,000 for the quarter ended September 30, 1996 to $327,000 for the quarter ended September 30, 1997.

Cost of service increased $142,000 or 8% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. The increased cost was primarily attributable to services provided for Telebuild. Higher amortization costs of $67,000 were partially offset by decreases in other service costs. Cost of products decreased between the comparable quarters due to a significant reduction in seminar expenses. The Company has restructured its seminar program in an effort to minimize unreimbursed costs.

With the service revenue increase of 33% and the cost of service increase of 8%, gross margins on service and contract revenue rose to 49% for the quarter ended September 30, 1997 from 36% for the same period in 1996.

Marketing expenses totaled $806,000 for the three months ended September 30, 1996 and $620,000 for the same time period in 1997, representing a decrease of $186,000 or 23%. Reductions in sales promotion expenses accounted for $97,000 of the decrease. Salary expense, net of amounts capitalized as development costs, were lower by $27,000.

General and administrative expenses were $108,000 lower for the three months ended September 30, 1997 as compared to 1996. Lower consulting and legal fees contributed $67,000 and $55,000, respectively, to the decrease. These favorable reductions were offset somewhat by higher equipment leasing expense of $74,000. Depreciation expense was reduced by $20,000.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Service revenue for the nine months ended September 30, 1997 as compared to a year earlier was up $2,094,000 or 26%. This increase is largely due to revenues earned from private label agreements which began in late 1996 and the addition of a new agreement during the third quarter of 1997. The Company's revenues were further enhanced by a reduction in credit allowance expenses, which is a direct charge against revenue. Product revenue was down $308,000 through September 30, 1997 as compared to the same period in 1996. During this time period in 1996 a new product, ProSearch 5.0, was introduced. The Company's latest release, TIP@Wallstreet, was not introduced until late in the third quarter of 1997. Revenues from Telebuild, in which the Company has a 15.05% equity interest, increased from $456,000 for the nine months ended September 30, 1996 to $1,055,000 in the same period in 1997.

The cost of service was $589,000 higher for the nine months ended September 30, 1997 over the year earlier. The increased cost of service was primarily attributable to services provided to Telebuild. Higher royalty and amortization costs were partially offset by reduced customer service and communications costs. The $312,000 decrease in product costs reflects lower revenue and $97,000 less in seminar expense.

Selling expenses decreased $430,000 or 19% from the nine months ended September 30, 1996 to the same period in 1997. Salary expense, net of amounts capitalized, was reduced by $130,000. Sales promotion expense was lower by $91,000. Other contributing factors include reduced communication expense, travel and entertainment and commission expense.

General and administrative expenses were $299,000 less for the nine months ending September 30, 1997 as compared to the same time period in 1996. Consulting fees were reduced by $200,000 for the nine months ended September 30, 1997 was compared to the same period in 1996. Uncapitalized salary expense was $144,000 less for this period in 1997 and legal fees were $108,000 lower. These reductions were offset by higher equipment rental expense of $178,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash and cash equivalents of $1,031,000, representing an increase of $239,000 since December 31, 1996. Net cash provided by operating activities was $1,923,000 for the nine months ended September 30, 1997, compared to cash used by operations of $323,000 for the nine months ended September 30, 1996. This $2,246,000 increase in cash provided by operations primarily reflects the $2,932,000 improvement in operating results.

The Company's primary capital needs are for (1) the continued investment in technology through its software development activities, and (2) the purchase of state-of-the-art computer equipment and software. During the nine months ended September 30, 1997, the Company invested $1,847,000 in software development. Equipment has been financed through operating leases and notes payable totaling $110,000. The Company estimates that it may invest up to an additional $1 million in capital expenditures over the next twelve months. The Company believes that existing cash on hand, cash generated from operations and financing from operating leases will be adequate to fund its working capital and other cash requirements over the next twelve months. Should additional funds be required, Management believes it would be able to sell additional common stock. There are no plans to sell additional shares at this time.

Aggregate revenue from the Company's financial services and related product sales accounted for approximately 85% of the Company's total revenue for the nine months ended September 30, 1997. A downturn in the equity markets could cause a reduction in this revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that the effect of such adverse market conditions would be lessened by its fixed rate billing structure and its private label agreements, which generated revenues totaling $4,119,000 for the nine months ended September 30, 1997 as compared to $848,000 during the comparable period in 1996.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            Not applicable.

ITEM 5.     OTHER INFORMATION.
            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (A)         Exhibits:

            11* Statement regarding computation of earnings per share.

            27* Financial Data Schedule.

------------
*     Indicates documents filed herewith.

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

Date: November 12, 1997