Form 10-K405
period 1997-12-31
TELESCAN INC
filed 1998-03-31
CIK 832175

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-K
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

(Mark
One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER:    0-17508

                           TELESCAN, INC.
       (exact name of Registrant as specified in its charter)

                   DELAWARE                       72-1121748
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)       Identification No.)

       5959 CORPORATE DRIVE, SUITE 2000             77036
                HOUSTON, TEXAS                    (Zip Code)
       (Address of principal executive
                   offices)

            Registrant's telephone number, including area code:
                               (281) 588-9700

SECURITIES REGISTERED PURSUANT TO                   NONE
SECTION 12(B) OF THE ACT:
SECURITIES REGISTERED PURSUANT TO       COMMON STOCK, $.01 PAR VALUE
SECTION 12(G) OF THE ACT:                        PER SHARE
       (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 25, 1998, based upon the average bid and asked price of the common stock on NASDAQ Small-Cap Market for such date, was approximately $31,700,000. The number of outstanding shares of the Registrant's common stock on March 25, 1998 was 11,042,901.

                 DOCUMENTS INCORPORATED BY REFERENCE Portions of the Registrant's Proxy Statement related to its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                           TELESCAN, INC.
                       FORM 10-K REPORT INDEX

PART I ........................................................................................................    3

 ITEM 1. BUSINESS .............................................................................................    3
 ITEM 2. PROPERTIES ...........................................................................................   14
 ITEM 3. LEGAL PROCEEDINGS ....................................................................................   14
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................................................   15

PART II .......................................................................................................   16

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ................................   16
 ITEM 6. SELECTED FINANCIAL DATA ..............................................................................   16
 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................   17
 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..........................................................   22
 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE ................   22

PART III ......................................................................................................   23

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..................................................   23
 ITEM 11. EXECUTIVE COMPENSATION ..............................................................................   23
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ......................................   23
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................................................   23

PART IV
                                                                                                                  24
 ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K ..............................................   24

 PART I

ITEM 1.        BUSINESS

GENERAL

Telescan, Inc. ("Telescan" or the "Company") provides innovative solutions for online technology, sophisticated data retrieval tools and state-of-the-art Internet services. The Company develops, markets, and operates major online networks and Internet sites serving the financial industry. The Company's products and services, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems.

The Company's primary product line is a system of online and Internet financial services and products provided directly to users as well as under private label agreements with third parties, which allow investors to (1) obtain financial news and information; (2) perform fundamental and technical analyses; (3) design and backtest personalized searches using current and historical information on more than 220,000 equities, indices and currencies; and (4) perform portfolio management and personal investment planning.

The Company's online and Internet financial services and products contain proprietary software technologies, developed or acquired by the Company, which increase the speed, power and user friendliness of information retrieval while lowering costs to users. The Company's primary Internet site, Wall Street City(Registered Trademark) (www.wallstreetcity.com), also employs software provided by others on a fee and/or revenue sharing basis.

The core of the Company's technology is its unique modular and parallel host configuration, designed and developed by the Company's founder, Dr. Richard K. Carlin. This configuration permits simultaneous reception of multiple inputs from a large array of information sources while permitting simultaneous output to thousands of users with entirely different information processing requests. The system supports the addition of a wide variety of specialty designed modular tools created by both the Company and outside vendors. In addition, the Company has interfaced the host configuration to a wide variety of communication sources, including the Internet, several major package switch carriers, a number of wireless interfaces and other gateways to online hosts. The hardware configuration and the operating system that make it so powerful and responsive are all the proprietary design of the Company. In 1997, the Company was awarded a patent on its core database development technology for quickly building customized online systems for multiple users.

The most important retrieval technique developed by Telescan is the optimal search technology, which replaces the outmoded sequential elimination type search used by most competitors. The Company fully supports the earlier search methodology as well. The optimal search allows for a large number of criteria to be used in a scoring type system with full weighting capability. This allows the user to retrieve a list of "search hits" in order of their ability to satisfy the user's requirements on an optimal basis as opposed to an elimination basis. In addition, the Company has developed graphical interfaces for Windows.

Revenue is generated in the form of online and Internet service fees, fees from third parties, product sales, and affiliate contract and advertising revenue. The Company's significant increase in revenue over the past three years is primarily attributable to the expansion of private labeling agreements, increases in the Company's subscriber base and the growing popularity of the Company's financial website, Wall Street City. This growth reflects an increase in the online and Internet services market, the growth of the discount brokerage market and the Company's continued investment in customer acquisition through technology development and marketing.

The Company's online and Internet service revenue is generated from individual subscribers paying recurring monthly usage fees and annual subscription fees, together with fees from third parties for providing private label versions of the Company's database applications. Product revenue is generated from the sale of online system software, software and service enhancements, major product upgrades and related educational and training products such as books and videotapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the various needs of the sophisticated user. Accordingly, product revenue primarily consists of revenue from product enhancements and major upgrades. The Company's contract revenue is generated from providing contract service to related parties. These contract services include developing, operating and maintaining online database systems and providing administrative services.

The Company's primary market has historically been the sophisticated individual investor. However, the growth of the Internet in concert with the burgeoning discount brokerage market has broadened the appeal of the Company's products and services. The Company has responded by expanding editorial content and availability of newsletters, redesigned its Wall Street City website to facilitate its user friendliness, and increased the level of educational information and aids it provides.

The Company currently operates the following non-financial businesses that have been classified as discontinued operations as of November 1997: (1) numerous non-financial third party online and Internet services which are developed and operated via alliances with third parties in the publishing, entertainment, and space industries; (2) sports entertainment operations, which offers online computer sports games to golf and baseball enthusiasts; and (3) Knowledge Express Data Systems, L.C. ("KE"), an online database system for the commercialization and transfer of technology which serves corporations, government agencies, universities, and research institutions. The Company is in the process of spinning-off these segments to concentrate efforts and resources on core financial business and its potential growth opportunities.

Subsequent to the spin-off of non-financial operations, the Company will maintain one business segment which provides financial content and tools to subscribers.

The business of the Company has been operated by the Company or its predecessors since 1983. The Company, which is a Delaware corporation, was incorporated in 1988 under the name Max Ret, Inc. for the purpose of acquiring or participating in a business opportunity. In 1989 the Company issued 75% of its outstanding common stock to acquire all of the outstanding common stock of D.B. Technology, Inc. ("DB") d.b.a. Telescan, Inc., and DB's wholly owned subsidiary, Computer Sports Network ("CSN"). After the acquisition of DB and CSN by the Company, DB was merged into the Company and the Company changed its name from Max Ret, Inc. to Telescan, Inc. In December 1991, CSN was merged into the Company.


INDUSTRY

Online services allow personal computer users to access outside sources of information and interact with other users via telephone line connections channeled through a central host computer or computers. Online services typically include information databases and specialized search and retrieval software maintained by the service provider on the host computer. Interface software, which is used on the customer's computer, permits users to access information through the online system. The service provider usually rents or purchases databases on a non-exclusive basis from third parties and then further develops such databases for use within the provider's online system. Customers typically subscribe to an online system for an initial base charge for which they are granted a license for the interface software needed to access the online service. Following their subscription, customers are typically charged in one of two ways. The most common method used by consumer based services is a periodic subscription fee for which users receive a fixed allotment of time on the online system, after which they are charged on a per- minute basis. The second method bills users at varying per minute rates, according to time actually spent online on the databases. Under both of these methods there are often additional charges for specific services used within the databases.

Fees for Internet access are similar to online service charges, though lower due to reduced communication costs. Customers select from several rate plans that offer varying levels of information and technical features.

The industry's dynamic growth in recent years has resulted from a number of key factors which are expected to contribute to continued growth in future years. Some of these key factors include (1) the increasing market awareness of online services and the Internet; (2) growth in the availability, quality and marketing of online and Internet products and services; (3) growth in the home and personal computer markets including mobile "laptop" computing; (4) increased use of modems for telecommunications; and (5) the development of alternative access devices such as dedicated communications terminals and pagers. The Company believes that as the market continues to expand, important competitive factors will be system performance, product differentiation, quality and quantity of content, user friendliness, price, customer support and effective marketing techniques.


BUSINESS STRATEGY

The Company's mission is to be a worldwide leader in the development of sophisticated interactive online information systems and Internet sites for individuals and businesses, through the delivery of superior, cost effective data retrieval technology, customer user interface programs and communications services. To achieve this mission, the Company's business strategy is to (1) increase Telescan's online and Internet customer base and recurring revenue; (2) build revenue by providing private label financial database access; (3) increase usage of its Wall Street City website to build advertising revenue; (4) continue investing in the development of new technology; and (5) increase current customer usage. There can be no assurance that this strategy will be effective.

Management believes that the continued investment in customer acquisition and the resulting increase in recurring revenue are crucial to the future growth of the Company. This is achieved by creatively marketing its services and exploiting the Company's existing proprietary software technologies in the development of new online systems and Internet sites. Joint marketing relationships with companies selling related products or services and having large, preexisting customer bases are also a major source of growth for the Company. Typically the Company is responsible for software design, development and programming services while the partner is responsible for supplying the data and marketing the service. The net revenues of the project are allocated between the parties as agreed.

Developing state-of-the-art technology is key to establishing the Company as a leader in the industry and is important to the long-term growth and success of the Company. The Company is continually investing its resources in the development of new products and services that provide powerful online and Internet capabilities to users. The Company recently announced a joint venture to expand its technological base, which includes interfaces to wireless hosts managed by Wireless Corporation. This program will allow the Company and its partners to launch innovative wireless services such as a powerful alert system for stock monitoring, utilizing most major pager networks.

Current customers are a valuable Company asset and are an integral component in the Company's overall business strategy. With customer acquisition costs high, maintaining current customer usage is of key importance. Maintaining usage is accomplished by (1) providing access to an increasing array of comprehensive, high-quality data coupled with powerful and easy-to-use search and analytical tools; (2) providing free customer training and support to educate existing customers on the capabilities of the system; and (3) conducting reactivation campaigns to encourage inactive subscribers to log back onto the system.

The Company has sought to develop brand awareness through public relations efforts and increasing web links. The Company's services have been frequently cited in local and national publications and on television. Wall Street City has received top rankings on the Internet and in the press from Barron's, Lycos, and Net Guide, among others.

PRODUCTS AND SERVICES

The Company has attempted to develop the market for online and Internet services by creating and marketing products that build and expand upon the Company's base technology of proprietary operating systems and user software for database applications. The Company's single product line is the Telescan system of financial databases and software programs accessed online and over the Internet. In 1996, the Company substantially expanded its private labeling arrangements under agreements with such major corporations as American Express, Charles Schwab, Fidelity Investments, NETCOM and Standard & Poor's. In 1997, the Company continued this expansion by signing agreements with Time Inc. New Media, a subsidiary of Fidelity Investments, and Citibank, N.A. Telescan receives per user fees, fees for providing "premium" services and/or reports, and development and licensing fees from such third parties. Certain agreements guarantee minimum monthly or quarterly payments.

In October 1995, Telescan launched an Internet website which provides access to the Company's online databases and search and retrieval services. In February 1996, the Company launched its successor site, Wall Street City, a new enhanced financial website, which it has continuously broadened and upgraded. By December 1997, Wall Street City was receiving over 1,000,000 page impressions each week. The Company has devoted significant development resources to this part of its business.

The website also serves as an advertising medium with rates tied to thousands of impressions. Advertising revenues, while not significant in 1997, are expected to grow proportionately with the popularity of Wall Street City.


FINANCIAL FACILITIES

WALL STREET CITY. Wall Street City is a powerful financial supersite on the Internet that provides investors with the most comprehensive database, state-of-the-art financial analysis and research tools. The site is an effective combination of Telescan's most dynamic, innovative analysis tools built into one supersite located at www.wallstreetcity.com. In November 1997, the Company introduced a new, revamped Wall Street City, providing investors with an even easier-to-navigate format and new features.

The site features:

o Customizable Technical Analysis Charts - Allows users to select multiple indicators they want to see on a single chart for individual stocks or groups of stocks. Users can also create technical analysis profiles for a variety of stocks and save up to 10 separate profiles, which will appear each time the stocks are called up on their personal computers.

o What's Working Now - A major step forward in automated backtesting and optimization, wherein the system runs in excess of 35 million searches weekly to identify the "best" and "worst" combinations of characteristics and generates a list of stocks or funds having the most similar characteristics.

o Multiple Portfolios - Each user can configure up to seven portfolios with a maximum of 150 symbols per portfolio.

o Portfolio Scanning - Portfolios can be scanned for end-of-day technical and positive breakouts, stock cycle strengths, and comparative rankings.

o ActiveX Stock Graph with Technical Analysis - Internet Explorer users with Windows '95 or NT can download a powerful ActiveX control to allow technical analysis on stock graphs.

o Search Capabilities - An investor can categorize up to 40 criteria from a selection of 300 to identify the top stocks that "fit" the criteria.

o Personal Investment Planner - Allows investors to assess risks in their stock and mutual fund portfolios and provides alternatives to better meet their financial goals.

o Availability of Intranets - Institutions and corporations can provide information for brokers, financial planners or employees by buying a site license for their Intranets. With the addition of a Common Gateway Interface
  (CGI) program to the Internet server, each employee can log onto Wall Street City without separate ID's and passwords.

o Calculators - Under an agreement with SmartCalc Financial Calculators, Inc., users can access SmartCalc's powerful and programmable calculators. Investors can use the calculators to answer questions on stock, mutual funds and bond returns. Consumers can use the calculators to compute answers on home purchases and refinancing, credit cards and household budgeting.

Wall Street City is one of the premier investment analysis products of Telescan. Wall Street City provides the broad range of services described above for all levels of investors, as well as quotes, news and fundamentals. It also gives users access to educational tools, discussion groups and brokers who can help them make more profitable investment decisions.

TIP@WALLSTREET(TRADEMARK). Combines Telescan Investor's Platform(Registered Trademark) ("TIP") software with the Wall Street City Internet supersite. The program uniquely embeds a web browser in the software to combine the extraordinary screening tools and analytical capabilities of the Company's TIP program with the comprehensive database of market information and the graphics and ease of use of Wall Street City.

TELESCAN INVESTOR'S PLATFORM 2.0(Registered Trademark). Telescan Investor's Platform is the MS Windows version of the Company's popular financial research, screening and analysis software described below. Introduced in 1995, TIP offers numerous enhancements over the DOS-based Analyzer 3.0 software. Some of its features are improved charting capabilities, unique portfolio-based control for greater flexibility and faster data retrieval, additional database information such as end-of-day quotes for most major international exchanges, full-text analyst's reports, a Market Snapshot for major indexes, improved communications options including TCP/IP access and interactive roundtables, a Top Picks screening feature, and expanded automation tools. Features such as multi-tasking and graphic toolbars that are inherent in the Windows operating environment make TIP more user-friendly and lead to its improved data presentation options.

TELESCAN ANALYZER 3.0. This is the most recent DOS-based version of the Telescan Analyzer product with the capability of accessing other Telescan products, such as ProSearch and Mutual Fund Search. This product features a graphical user interface similar to the Microsoft Windows and Apple Macintosh operating environments. The software allows the user to access the Telescan database of over 20,000 stocks, over 7,000 mutual funds, over 80,000 options, 1,000 market indexes and more than 1,200 futures and commodities contracts. Telescan Analyzer
3.0 helps the investor evaluate stock portfolios and mutual fund holdings. Over 80 fundamental and technical indicators such as price, volume, insider trading, key company facts, volume indexes, trend lines, news releases, Moving Average Convergence/Divergence ("MACD") and relative strength are available for analyzing securities. Users can retrieve historical price and volume charts of up to 23 years of data. Additional features include multiple graphs per screen, higher graphics resolution, 28,800 baud modem support, mouse interface and pull down menus, and enhanced system integration and visual presentation.

PROSEARCH 5.0. ProSearch is a powerful search program that allows the user to develop custom screening routines to select securities that best meet the individual's specific investment goals. The program was designed for serious investors as a tool for identifying stocks to meet virtually any investment objective as defined by a wide variety of fundamental and technical indicators. ProSearch allows the user to select up to 40 parameters from a list of about 300 criteria for building a search strategy. Additionally, investors can utilize composite, weighted indicators (i.e., short/long term value and technical ranks) fundamental, momentum, and volume ranks for simplified searches that meet one's specific investment strategies. ProSearch users can test and retest strategies by searching their historical performance back to 36 months. The program is shipped with 30 pre-defined search strategies that can also be used for narrowing the list of potentially profitable investments.

ESEARCH. Built as a complement to the ProSearch program, ESearch adds the ability to screen for investment candidates based on earnings estimate information. Earnings estimates are very important to investors in that they are often a preview of Wall Street's positive or negative perception of a particular stock.

OPTIONS SEARCH. This product is a screening program that allows an investor to sort through more than 80,000 equity and index options using the Company's unique scoring system to pick the options that best fit the user's investment objectives. The investor chooses up to 30 of the 122 screening criteria to produce a list of options that are best suited to his or her needs.

QUOTELINK. This product permits users of competing financial analysis software and spreadsheet programs to download information from the Telescan database into such programs. QuoteLink is compatible with all the major competitive programs such as AIQ, Metastock, Super Charts, OmniTrader, OmniPro, Indigo, Quicken, Lotus and Excel.

TELESCAN MUTUAL FUND SEARCH. This product is a mutual fund screening program that allows an investor to sort through more than over 7,000 mutual funds using the Company's unique scoring system to pick the funds that best fit the user's investment objectives. The selection criteria are grouped into three main categories: purchase requirements, performance and consistency characteristics, and portfolio composition. The investor then chooses up to 30 of the 80 individual criteria contained within the categories to produce a list of mutual funds that are best suited to their needs.

TELESCAN PORTFOLIO MANAGER. Telescan Portfolio Manager is a DOS- based securities portfolio management program that was developed as a joint venture between the Company and The Pilot Group, Inc. The program offers a wide variety of report options and was designed to provide speed and power in a user-friendly manner that forgives many common user mistakes and accepts corrections with ease.

TELESCAN DIRECT(TRADEMARK). A customizable wireless service that helps consumers keep track of their investments anywhere, any time, via their alpha-numeric pagers, PCS mobile phones or personal e-mail addresses. An investor can schedule and receive stock price updates up to 15 times a day for their custom portfolio. Telescan Direct also automatically tracks and delivers news alerts, price and volume alerts on 30 stocks based on parameters the consumer selects.


PRIVATE-LABELED FINANCIAL FACILITIES

AMERICAN EXPRESS. In September 1996, the Company entered into an alliance agreement with American Express Financial Direct ("American Express"), a division of American Express Company, under which Telescan's online financial services are available as part of American Express' InvestDirect, a state-of-the-art Internet-based trading and investment research and analysis service. Under the agreement Telescan provides a proprietary assortment of investment decision support services.

CITIBANK, N.A. In September 1997, the Company entered into an initial letter agreement with Citibank, N.A. ("Citibank") setting out in broad terms various services that the Company would provide to Citibank. In February, 1998, the Company and Citibank entered into a master agreement, which contemplates the issuance of work orders for specific projects and services to be provided on an ongoing basis. Telescan expects to receive and carry out a number of such work orders for Internet tools and services.

FIDELITY. In October 1996, the Company announced that Fidelity Investments, one of the nation's leading providers of financial services, began offering a customized assortment of Telescan's financial information resources and analytical tools as part of its newly introduced Windows-based investment management and trading software package - Fidelity On-line Xpress+(Trademark).

FIDELITY STOCK SHOP. In July 1997, the Company signed a multi-year contract with a subsidiary of Fidelity Investments to provide the database of financial information for the new guide to investing, The Stock Shop with Peter Lynch(Trademark), an interactive CD-ROM that links with the Internet. The program helps consumers learn how to become more informed investors based on key concepts taken from Peter Lynch's best-selling personal finance books. Users can then apply these concepts to assess financial information about markets and companies. Telescan's online stock research is the source of much of that information.

I.D.E.A. In May 1996, the Company announced an alliance with Independent Economic Analysis (Holdings) Pte. Limited ("I.D.E.A."), a leading international provider of independent financial and economic analysis, servicing 1,700 major trading rooms worldwide. Telescan has been developing private-labeled online services for I.D.E.A. Commencement of services to the public by I.D.E.A. will take place in 1998.

INFORMATION HIGHWAY. In December 1997, the Company reached an agreement with Information Highway, Inc. to develop and manage financial content for the Canadian-based Internet company's Unique Networks division. Telescan's financial content will be co-branded for Unique Network's The Executive Club website. The Executive Club (www.theexecutiveclub.com) is a dedicated suite of services for business professionals and executives. Commencement of these services will take place in 1998.

NETCOM.  In January 1996, the Company and NETCOM On-line
Communication Services, Inc. ("NETCOM") initiated an arrangement under which NETCOM's subscribers, which are in excess of 500,000, were offered access to the Company's financial website.

SCHWAB. Under the terms of a 1993 agreement, Telescan provides customers of Charles Schwab & Co. ("Schwab") access to Telescan's data and third party reports. In 1996, Schwab and Telescan entered into a second agreement under which the Company provides its financial research and screening software, TIP, as part of Schwab's electronic trading platform, Streetsmart Pro, that Schwab is offering at no charge to its most active retail traders. The Company and Schwab are in the process of converting those users to direct Telescan subscribers.

STANDARD & POOR'S. In July 1996, the Company and Standard & Poor's ("S&P"), a division of the McGraw-Hill companies, announced the introduction of an online platform built and hosted by Telescan. The application allows the investment community to access a suite of S&P's financial information products.

TIME INC. NEW MEDIA. In October 1997, the Company and Time Inc. New Media announced a strategic agreement to develop FORTUNEInvestor, an Internet website for investors that combines FORTUNE editorial content with Telescan's comprehensive stock and mutual fund information and analysis tools. Under the agreement, Time Inc. New Media, in addition to providing FORTUNE editorial content for the website, will be responsible for sales and marketing. Telescan will provide its financial database, state-of-the-art financial analysis and research tools, web development and site management.

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


MARKETING

The Company's online services are sold to customers for an initial licensing fee followed by monthly charges under either a monthly fixed fee package or on a per minute basis based upon actual online usage. Internet services are sold on fixed fee plans that are differentiated by the data and reports that can be accessed. To attract new subscribers, the Company typically offers initial money back guarantees and trial subscriptions. The Company also offers free trial periods for one month to subscribers of Wall Street City.

The Company's marketing objectives for its online and Internet services are to increase the number of subscribers, to sell additional products to existing subscribers and to increase average monthly online use per subscriber. The channels for increasing the number of subscribers include public relations, joint marketing agreements, trade shows and seminars, advertising, direct sales and word-of-mouth. The Company advertises in Investor's Business Daily, Barron's, Stocks & Commodities, other print media, and through Internet banner ads.

The Company's primary market has historically been the sophisticated individual investor. The Company has significantly increased its individual subscriber base through advertising and marketing arrangements with major discount brokerage firms including American Express, Fidelity Investments Retail Services, Quick & Reilly, AccuTrade, and Charles Schwab & Co., Inc. These marketing arrangements typically call for the brokerage firm to incorporate and package the Telescan financial software and a gateway to the Telescan database into their software products, or to incorporate an application interface in their software that allows access to the Telescan database. Typically, these third parties are responsible for their own marketing programs.

The Company actively seeks additional private labeling relationships for its financial products. In 1997, the Company entered into agreements with Citibank, N.A., a subsidiary of Fidelity Investments and Time Inc. New Media.

Telescan markets advertising space on Wall Street City and shares in advertising revenue marketed by affiliates.

Because of the breadth and cost effectiveness of the Company's financial online system, the Company targets users of competitors' financial analysis software packages as a source of online revenue. The Company has application interface products facilitating the downloading of information from the Telescan database to users of competitors' analysis software. The Company has continued to leverage the opportunity to tap the large data downloading market through cooperative alliances with several major charting software publishers including AIQ, Metastock, Omega, OmniPro, Indigo and Nirvana.


MATERIAL CUSTOMERS

Revenue earned from American Express amounted to 10.1% and 3.9% of consolidated revenue during the years ended December 31, 1997 and 1996, respectively. There were no revenues earned from American Express during the fiscal year 1995.


PRODUCT DEVELOPMENT

The Company has developed and acquired proprietary software technologies to make its products easy to use and to achieve efficient searching of extensive databases using simple, non-Boolean logic search queries. Consequently, the Company believes that by using its proprietary technologies it can deliver superior online and Internet database services. The Company intends to employ its proven software technologies in developing additional products serving new markets and customers.

Telescan's software development staff includes 40 employees who develop new products and provide maintenance support for existing products. During the years ended December 31, 1997, 1996 and 1995, the Company spent approximately $2,188,000, $1,547,000 and $1,107,000, respectively, for software development activities, all of which was capitalized. All software development costs are charged to expense until technological feasibility is established, after which remaining software production costs are capitalized and amortized over periods ranging from three to five years. The Company also continuously evaluates opportunities to obtain new products through acquisition.


PROPRIETARY RIGHTS

The Company relies upon a combination of contract provisions and copyrights, patents, trademarks and trade secret laws to protect its proprietary rights in its products. The Company attempts to protect its trade secrets and other proprietary information through software licenses, nondisclosure agreements with product development partners, employees and consultants. Although the Company intends to protect and defend its proprietary rights vigorously, there can be no assurance that these measures will be successful.

With respect to software technologies that the Company has licensed to third parties for use in specific applications, the Company has entered into licensing agreements which are intended to protect the proprietary rights of the Company in such technologies. The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyright work.

The Company was granted a patent in 1997 by the U.S. Patent and Trademark Office for its core database development technology for quickly building customized online systems for multiple users. The patent was awarded for Telescan's "Multi-provider online communications system, an interactive system for remotely creating, editing and administering communications systems for online service providers". The Company has filed a patent application with the U.S. Patent and Trademark Office for a new patent, "Interactive systems for remotely creating, editing and administering an online communication system for a plurality of online service providers". In addition, the Company has filed patent applications in certain foreign countries. The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, and the Company is not aware of any current infringement claims against the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future features or contents of services or that any such assertion may not require the Company to enter into royalty arrangements or result in litigation.


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

The Company's data center is located at the Company's headquarters facility. The data center has separate air conditioning units and the equipment room has a raised floor. The power system includes power conditioning, back-up battery, and full "zero downtime" emergency generator support on site, which is supplied by the facility owner. Data is regularly backed up and stored off-site and certain data is duplicated on separate storage devices within the data center. The building in which the data center is located has off-hours card key access, card key access to the Company's officers, separate card key access to the data center and 24 hour on site security personnel. The Company believes that data center system redundancy is afforded by the Company's ability to use commonly available computer processors, storage devices, and communications equipment, including the Company's non-data center computer systems, in its data center in case of equipment failure or other emergency. The Company's telecommunications network consists of the public packet switching networks provided by Sprint, Network Two, UUNET and MCI. Through these networks, subscribers in hundreds of cities in the U.S. and Canada can dial a local number to connect to the Company's online services.

The Company believes that its computer and communications hardware systems are adequate for existing operations. The Company purchases additional hardware as required in order to accommodate any significant increases in the customer base for the Company's existing products and services, and to accommodate additional products and services.

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


COMPETITION

The Company competes with many companies who operate proprietary and/or online systems and Internet websites, many of which have significantly greater financial, technical and marketing resources than the Company. In addition, a substantial number of new competitors are entering the online services and Internet market as a result of the recent growth and the perceived future opportunities in this market. The Company believes the principal competitive factors in the online services market include system performance, product differentiation, quality and quantity of content, user friendliness, price, customer support and effective marketing techniques. The Company believes that it competes effectively in these areas. Competitive pressures could result in reduced market share, price reductions and increased spending on marketing and product development, which could adversely affect the Company's financial condition and operating results. However, the Company believes that its business strategy of building marketing relationships with larger partners and expanding the range of its online and Internet offerings may serve to lessen the impact of future competitive pressures on the Company.

EMPLOYEES

As of December 31, 1997, the Company had 134 full-time employees with 40 in product development and maintenance; 33 in customer service; 20 in sales and marketing; 18 in computer operations; and 23 in general management and administration. None off the Company's employees is represented by a labor union and the Company has never experienced a work stoppage.

GOVERNMENTAL REGULATION

The Company is not subject to direct regulation other than regulation generally applicable to businesses. However, changes in the regulatory environment relating to the telecommunications and media industries could have an effect on the Company's business, including regulatory changes which directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone and cable television companies. See "Item 1
- Competition". The Company cannot predict the impact, if any, future regulation may have on its business.

SPIN-OFF

In the fourth quarter of 1997, the Company initiated a plan to spin-off the Company's non-financial assets and operations in a move to focus on its core financial services information-technology business. Under the preliminary plan approved by the Company's Board of Directors, the Company intends to spin-off its online publishing and sports entertainment lines of business. The Company will also dispose of its approximate 56 percent interest in Knowledge Express Data Systems, L.C. ("Knowledge Express"), a provider of online databases for the governmental, educational and research markets, and its approximate 15 percent interest in Telebuild, L.C. ("Telebuild"), which provides online services and software products to the building and construction industry. The Company expects to announce detailed plans for the spin-off during the first half of 1998. Results of the operations and assets to be disposed of are treated as discontinued operations. The Company currently intends to distribute the proceeds of the spin-off to shareholders in the form of a stock dividend.

The Company's publishing industry operations encompass the development and operation of online and database services for a variety of publications. The Company, for example, operates Billboard Online, Adweek Online and the Hollywood Reporter for BPI Communications, L.P. Its sports entertainment operations include database and online support for The Links Tour interactive computer golf tournaments under an agreement with Access Software, Inc. Also included is Pure Baseball, an online game designed for fantasy baseball enthusiasts, under an agreement with Reality Sports, Inc.

Telebuild provides architects, engineers and construction professionals access to business-related information and services via the Internet and enables municipal building departments to provide access to their information on the Internet. Telebuild's Online Permits service allows tracking and researching the building permits process from any personal computer without having to visit the municipal building departments. Its AIAOnline service, in conjunction with the American Institute for Architects, provides architects with content and services to assist them with their daily professional lives.

Knowledge Express provides multiple databases combining proprietary information on ongoing research, emerging technologies and new invention abstracts with third-party databases. The Company's customers are typically decision-makers for research and invention sources seeking to supplement their research and development or product pipelines, and researchers and scientists in search of partners or sponsors.


ITEM 2.        PROPERTIES

The Company's principal executive offices, as well as its principal marketing, computer operations and product development activities, are located in leased facilities in Houston, Texas, consisting of a total of approximately 54,108 square feet. The current monthly rental for this facility is approximately $53,000. The lease expires in 2007. The Company believes that its facilities are adequate for its present needs and that suitable space will be available to accommodate its anticipated future needs. The Company has a 5 year option for 15,769 square feet of contiguous office space plus the right of first refusal for an additional 20,103 square feet of contiguous office space.


ITEM 3.        LEGAL PROCEEDINGS

In 1986, a stockholder of Telescan, Inc. (predecessor business to D.B. Technology, Inc.) filed suit in the 269th District Court in Texas against the Company, certain stockholders of the Company, and others. The suit sought to set aside the 1986 merger of D.B. Technology and Telescan, Inc., money damages from all defendants, and sums due under alleged promissory notes. The case went to trial in October 1989 and judgment was rendered in favor of the defendants on a directed verdict including an order for the plaintiff to pay certain court costs and certain attorney's fees of Telescan, Inc. Subsequent to an appeal by the stockholder in the Texas Court of Appeals 14th Judicial District, the appellate court remanded the case to trial court. At the conclusion of presentation of evidence, the case was submitted to the jury by means of questions in order to determine issues of liability and damages. Based on a lack of evidence which would impose liability on Telescan, Inc., no questions were submitted which asked the jury to determine whether or not the Company bears any liability to any plaintiff. At the hearing on pending matters including entry of Judgment, the court ruled that plaintiffs take nothing other than the payment, with interest, of $40,000 in promissory notes in favor of plaintiff Investa, Inc. and Derek Hoggett which notes preceded the merger. The defendants were awarded attorney's fees and court costs. The plaintiffs appealed the Court's decision and as of March 26, 1998 their appeals had been rejected by the Court of Appeals and the Texas Supreme Court. Accordingly, the litigation has been completed.

In 1997, Gregory Reagan filed a suit against the Company in the District Court of Harris County Texas. The plaintiff has asserted a claim under a verbal agreement to pay a royalty or finder's fee incident to a reciprocal marketing agreement which Telescan signed with Omega Research, Inc. ("Omega Agreement"). Under the Omega Agreement, Omega is given a financial incentive to encourage Omega's customers to subscribe for Telescan's current stock market data services. The plaintiff claims a share of the net revenues derived by Telescan under the Omega Agreement. By letter dated February 28, 1996, Telescan gave notice of cancellation of the verbal agreement with Greg Reagan based on the breaches of Reagan's duties under such verbal agreement. Telescan has made offers of settlement, which have been rejected. The case went to court-ordered mediation which did not result in settlement. Telescan maintains that the verbal agreement was properly canceled. Telescan has undertaken a review of its financial and operational records and to date has determined that no sums are due under the verbal agreement with the plaintiff. The case is set for trial on March 30, 1998. The plaintiff filed a motion to add a fraud claim to the case with a request for punitive damages. Telescan vigorously denies that there is a proper basis for the fraud claim on the merits or that there is just cause for making the pleading amendment after the deadline.

From time to time the Company is involved in certain other legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material effect on the Company's financial position or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, there were no matters submitted to a vote of the security holders, through solicitation of proxies or otherwise.

                               PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is traded on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol "TSCN". The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock as reported by the NASDAQ Small-Cap Market. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                       Common Stock Prices
                                                       ------------------
                                                         High       Low
                                                       ------      ------
1996
Quarter ended March 31 .......................         $ 8.31      $ 6.50
Quarter ended June 30 ........................         $ 9.12      $ 6.87
Quarter ended September 30 ...................         $ 8.12      $ 5.00
Quarter ended December 31 ....................         $ 7.62      $ 4.75
1997
Quarter ended March 31 .......................         $ 5.88      $ 3.25
Quarter ended June 30 ........................         $ 5.31      $ 2.88
Quarter ended September 30 ...................         $ 7.63      $ 4.75
Quarter ended December 31 ....................         $ 8.13      $ 5.88

On March 25, 1998, the last closing price of the Company's common stock as reported by the NASDAQ Small-Cap Market was $5.75. As of March 25, 1998, the Company had approximately 300 stockholders of record.

DIVIDEND POLICY

The Company has never declared a cash dividend on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business, and therefore, does not anticipate paying any cash dividends in the foreseeable future. The declaration of dividends, if any, in the future would be subject to the discretion of the Board of Directors, which may consider factors such as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 6.        SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the five-year period ended December 31, 1997, has been derived from the audited historical consolidated financial statements of the Company as adjusted for discontinued operations. The historical consolidated financial data includes the results of continuing operations, discontinued operations and operations of acquired businesses from their dates of acquisition. The selected data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

                    (in thousands, except per share amounts)

Statement of Operations:                                                                     Years Ended December 31,
                                                                         ----------------------------------------------------------
                                                                           1997         1996         1995        1994        1993
                                                                         --------     --------     --------     -------     -------
Revenue .............................................................    $ 14,939     $ 12,129     $ 10,935     $ 8,524     $ 6,515
Cost of services and products .......................................       7,800        7,578        6,037       5,410       3,452
Marketing, general & administrative .................................       6,239        6,753        6,161       5,670       2,791
Interest expense, net ...............................................          90           72           63          16          21
                                                                         --------     --------     --------     -------     -------
Income (loss) from continuing operations ............................         810       (2,274)      (1,326)     (2,572)        251

Income (loss) from discontinued operations ..........................        (558)        (660)         112         (59)       (282)
Provision for operating loss
during phase out period .............................................         (56)        --           --          --          --
                                                                                                                            -------
Net income (loss) ...................................................    $    196     $ (2,934)    $ (1,214)    $(2,631)    $   (31)
                                                                         ========     ========     ========     =======     =======

Income (loss) per common share from continuing operations:
Basic ...............................................................    $   0.08     $  (0.21)    $  (0.14)    $ (0.01)    $  0.03
Diluted .............................................................    $   0.07     $  (0.21)    $  (0.14)    $ (0.01)    $  0.03
Income (loss) per common share
from discontinued operations - including
phaseout period:
Basic ...............................................................    $  (0.06)    $  (0.06)    $   0.01     $ (0.27)    $ (0.04)
Diluted .............................................................    $  (0.06)    $  (0.06)    $   0.01     $ (0.27)    $ (0.04)
Net income (loss)
Basic ...............................................................    $   0.02     $  (0.28)    $  (0.12)    $ (0.28)      $----
Diluted .............................................................    $   0.02     $  (0.28)    $  (0.12)    $ (0.28)      $----


Balance Sheet Data:

Working capital .....................................................    $    745     $    455     $  2,143     $ 1,370     $ 5,174
Total assets ........................................................      12,259       11,408       10,136       7,780       9,712
Total long-term obligations .........................................         466          457          441         541         311
Total stockholders' equity ..........................................       8,749        7,964        7,965       6,022       8,617

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and related notes, and the preceding "Item 6 - Selected Financial Data".

RESULTS OF OPERATIONS

OVERVIEW

Telescan provides innovative solutions for online technology, sophisticated data retrieval tools and Internet services. The Company develops, markets, and operates major online networks and Internet sites serving the financial industry. The Company's products and services, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems.

Revenue is generated in the form of online and Internet service fees, fees from third parties, product sales, contract and advertising revenue. The Company has experienced a significant increase in revenues over the past three years. The higher revenue is primarily attributable to the expansion of private labeling agreements, increases in the Company's subscriber base and the growing popularity of the Company's financial website, Wall Street City. This growth reflects an increase in the online and Internet services market, the growth of the discount brokerage market and the Company's continued investment in customer acquisition through technology development and marketing.

The expansion of private label arrangements in consort with the rapid growth of the Internet is shifting the concentration of the Company's revenues from its more traditional base of online services accessed via modem. In 1997 the Company introduced its TIP@Wallstreet product which enables users of its online service to also access the Wall Street City website.

Most of the private label agreements that the Company entered into in 1996 and 1997 are based on the delivery of tools and content over the Internet. Additionally, the growth in popularity of the Company's Wall Street City website from an average of 2 million page impressions in the first quarter of 1997 to approximately 5.3 million page impressions in the first quarter of 1998 also reflects the growing significance of Internet based revenue to the Company.

In 1997 approximately twenty-five percent of the Company's revenues were derived from Internet based services. The Company expects approximately half of its 1998 revenue to be Internet based.

The Company's online and Internet service revenue is generated primarily from individual subscribers paying recurring monthly usage fees and annual subscription fees. The Company also derives a significant amount of its revenue from third parties for providing private label versions of its data and search technology. In 1996, the Company substantially expanded its private labeling arrangements under agreements with such major corporations as American Express, Charles Schwab & Co., Fidelity Investments, NETCOM and Standard & Poor's. In 1997, the Company continued this expansion by signing agreements with Citibank, N.A., Time Inc. New Media and a subsidiary of Fidelity Investments. Telescan receives per user fees, fees for providing "premium" services and/or reports, and development and licensing fees from such third parties. Certain agreements guarantee minimum monthly or quarterly payments.

The Company's online and Internet operating expenses primarily include telecommunications costs, royalties and data costs, customer service expenses, amortization of software development and capitalized data and depreciation expense. The shift to Internet access and away from dial up services is reducing the relative cost of communications. While communications costs were reduced only slightly in 1997 from 1996, they declined from 16% of service revenue to 12% of the greater service revenue in 1997. This trend is expected to continue with the increasing level of Internet based revenue.

Product revenue is primarily generated from the sale of online system software, software and service enhancements, major product upgrades and related educational and training products such as books and videotapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the needs of the more sophisticated user. Accordingly, product revenue principally represents revenue from product enhancements or major upgrades. During 1995, the first version of Telescan Investor's Platform for Windows software was released and generated a significant increase in product revenue. In 1996, the Company had fewer product releases, most significantly the release of ProSearch 5.0. In 1997, the Company released several enhancements to its Wall Street City website and also released a new product, TIP@Wallstreet, at the end of the third quarter.

Product costs are variable in nature and include production, duplication, royalties and distribution costs. Due to the variable nature of these costs, increases or decreases in product revenue typically do not impact the gross margin rate. The gross margin rate is more significantly affected by the mix of in-house product sales versus the sale of products subject to royalties. Consequently, in periods of lower relative sales of Telescan products, the gross margin rate will be lower, as is the case when comparing 1996 margins to 1997 margins.

The Company's contract revenue from affiliates is generated from providing contract services to affiliated companies which include developing, operating and maintaining online database systems as well as providing general and administrative services. See "Item 13 Certain Relationships and Related Transactions".


1997 COMPARED TO 1996

Revenue for the fiscal year ended December 31, 1997 increased $2,810,000, or 23%, from 1996 reflecting higher revenues under private label agreements and increased subscription and advertising revenue from the Company's Wall Street City website. Service revenues from the Company's alliance with American Express were $1,037,000 higher in 1997. The additional fees were for licenses, development, website management and customer service support. License fees of $750,000 from Citibank were included in service revenue in 1997. Revenues from Wall Street City rose by $502,000 from 1996 to 1997. Product revenues declined $383,000 due to greater emphasis placed on development of the Company's website in preference to online software products and reduced marketing expenditures. Contract revenue from affiliates was higher by $485,000, or 56%, reflecting higher development expenses.

Cost of services was higher by 11% or $680,000 between the year ended December 31, 1997 and 1996. Royalty/data costs remained relatively consistent at approximately $2,000,000 for both 1997 and 1996. Amortization expense rose $256,000 in 1997 from 1996. Costs associated with affiliated revenue increased by $523,000 over 1996. Cost of products was $458,000, or 40%, lower for the year ended December 31, 1997 as compared to the same period in 1996. In 1997 the Company eliminated unprofitable seminars which resulted in a $204,000 reduction in seminar expense. The reduction in product sales and the reduced seminar expenses accounted for the lower product costs.

Selling expense was lower by $199,000, or 10%, for the year ended December 31, 1997 as compared to December 31, 1996. Sales promotion expenses were approximately $47,000 lower in the current year. Also contributing to the reduction were decreases in travel and entertainment and tradeshows/seminars expense.

General and administrative expenses decreased from 1996 to 1997 by $315,000, or 7%. Consulting fees and legal fees were each lower by approximately $150,000. Telephone expenses allocated to general and administrative expenses were $130,000 lower. Some leases previously considered to be operating leases and categorized as lease expense have been determined to be capital leases and the related expense has been reclassified as depreciation expense. Notwithstanding this adjustment, lease expenses were higher in 1997 than in 1996 by $230,000.

1996 COMPARED TO 1995

Total revenue increased $1,194,000, or 11%, from 1995 to 1996. Service revenue accounted for the majority of the increase with the addition of the American Express contract for a total of $473,000. Other new private label agreements added $544,000 to service revenue. Product revenue decreased $370,000, or 16%. Product revenue was higher in 1995 due to the release of TIP for Windows during the year. This was partially offset by the release of ProSearch 5.0 in 1996. Contract revenue from affiliates increased $295,000 as Telebuild development activities increased significantly.

Cost of service and products increased from $6,037,000 for the year ended December 31, 1995 to $7,578,000 for the year ended December 31, 1996. Due to increased service revenue, royalty and data costs increased by $464,000. Amortization of capitalized costs was higher by $366,000. Costs of services associated with contract revenues from affiliates increased $261,000 from 1995 to 1996.

Marketing expenses decreased $381,000, or 16%, from the fiscal year 1995 to 1996. In 1995, there was no capitalization of salaries within marketing expenses. In 1996, the effect of salary capitalization was a net reduction in expense of $421,000.

General and administrative expense was higher in 1996 as compared to 1995 by $973,000. Salary expense, net of capitalization as software development, increased by $383,000. Certain departments included in marketing expense in 1995 were reclassified to general and administrative expense in 1996. Legal expense increased by $138,000 in 1996 and depreciation expense was higher by $168,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash and cash equivalents aggregating $1,090,000, which represents a $423,000 increase from the prior year. Net cash provided by operating activities was $2,257,000 for the year ended December 31, 1997 compared to cash used by operations of $666,000 for the year ended December 31, 1996. This $2,923,000 increase in cash provided by operations was primarily due to the turnaround from a net loss of $2,934,000 in 1996 to a profit of $196,000 in 1997.

The Company's primary capital needs are for the continued investment in technology through its software development activities and the purchase of computers and communications equipment. During the year ended December 31, 1997, the Company invested $2,188,000 in software development costs and acquired property and equipment totaling $483,000 (including equipment financed by long-term debt and capital leases). The Company estimates that it may invest an additional $800,000 in capital expenditures over the next twelve months.

The Company believes that cash generated from expected improvements in operations, proceeds from long-term capital leasing and borrowings will increase its working capital over the next twelve months. However, such increases are expected to occur in the second half of 1998 as revenues from the newer contracts are realized. If the Board of Directors determines that additional working capital is in the best interest of the Company, the Company may sell additional shares of common stock sufficient to provide adequate funds during 1998.

A downturn in the equity markets could cause a reduction in revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that the effect of such adverse market conditions would be lessened by its alliances with third parties.

INFLATION

Although management believes that inflation has not had a material effect on the results of its operations during the past three years, there can be no assurance that the Company's results of operations will not be affected by inflation in the future.

SEASONALITY

The Company does not believe that seasonality has a discernible effect on the Company's aggregate results of operations, which is influenced by an array of other diverse factors, including general economic and stock market conditions, new product releases, and the existence or absence of significant contracts.

FORWARD-LOOKING INFORMATION

In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-K and elsewhere which are forward- looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions, and expectations for funding capital expenditures and operations in the future. When used herein, the words "believe", "anticipate", "hope", "estimate", "project", "intend", "expect", and similar expressions are intended to identify such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no statements contained in this Form 10-K should not be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward- looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

Important factors that could cause actual results to differ materially from the expectations reflected in any forward-looking statements herein include, among other things, (1) the volatile nature of the securities business, (2) the uncertainties surrounding the rapidly evolving markets in which the Company competes, (3) the uncertainties surrounding technological change and the Company's dependence on computer systems, (4) the Company's dependence on its intellectual property rights, (5) the potential of increased governmental regulation of the telecommunications industry and the Internet, (6) the changing demands of customers, and (7) arrangements with present and future customers and third parties.

Readers are cautioned not to place undue reliance on the forward- looking statements contained herein, which speak only as of the date hereof. The information contained in this Form 10-K is believed by the Company to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

YEAR 2000 ISSUE

The Company has developed a task force to review its computer programs and systems and ensure that the programs and systems will function properly and be Year 2000 compliant. In this process, the Company expects to upgrade some existing systems. The Company presently believes that, with modifications to existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are filed pursuant to Item 14(a)1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears in the sections entitled "Nominees for Directors" and "Compensation of Executive Officers and Directors" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears in the section entitled "Executive Compensation" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this item appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.




                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES ON FORM 10-K

The following documents are filed as part of this Form 10-K:

                                                                   PAGE
1.  Financial Statements

Independent Auditor's Report .....................................   27

Consolidated Balance Sheets as of December 31, 1997 and 1996 .....   28

Consolidated Statements of Operations for the years
  ended December 31, 1997, 1996 and 1995 .........................   29

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 1997, 1996 and 1995 ...............   30

Consolidated Statements of Cash Flows for the years
  ended December 31, 1997, 1996 and 1995 .........................   31

Notes to Consolidated Financial Statements .......................   32

2.  Financial Statements Schedules

Independent Auditor's Report on Schedule .........................   43

Schedule I - Valuation and Qualifying Accounts ...................   44

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

3.  Exhibits

   Exhibit   No.

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

   3.3** By-laws of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

   4.1** See Exhibits 3.1 through 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining rights of holders of common stock of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

   4.2** Asset Purchase Agreement dated June 30, 1990, between TIC Software, Inc. and the Registrant which sets forth certain registration rights of TIC Software, Inc. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

   4.3** Exhibits to Asset Purchase Agreement dated June 30, 1990, between TIC Software, Inc. and the Registrant which set forth certain registration rights of TIC Software, Inc. (Incorporated by reference of the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

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

   10.1** Amended Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Form S-8 (File No. 33-63172) as filed with the Commission on February 2, 1994). (1)

   10.2**   1995 Stock Option Plan.  (Incorporated by reference to
            Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 33-94514). (1)

   10.3** Regulations of Telescan (TRC), L.C. effective January 1, 1992 by and between the Registrant and The Radnor- Houston Joint Venture. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993
            (Registration No. 33-52182)).

   10.4** First Amendment to Regulations of Knowledge Express, L.C. (formally now Telescan (TRC), L.C.) entered into effective July 23, 1992, by and between the Registrant and The Radnor-Houston Joint Venture. (Incorporated by reference to Amendment No. 1 to the Company's Form S-1 dated January 8, 1993.)

   10.5** Regulations of Telebuild, L.C. entered into effective July 31, 1992, by and among the Registrant, JST Technology Center, Inc. and Friedman Interests, Inc. (Incorporated by reference to Amendment No. 2 to the Company's Form S-1 dated February 1, 1993).

   10.6** Employment Agreement by and between the Company and David L. Brown dated March 10, 1994. (Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Form S-1 dated August 11, 1994). (1)

   10.7** Office Lease Agreement between the Registrant and Chevron U.S.A., Inc. dated November 8, 1995. (Incorporated by reference to the Company's Form 10-K for the annual period ended December 31, 1995).

   21*      Subsidiaries of the Registrant.

   23*      Consent of Independent Public Accountants.

   27*      Financial Data Schedule.

   *        Indicates documents filed herewith.

   ** Indicates documents incorporated by reference from the prior filing indicated.

   (1) Management contracts or compensation plans or arrangements.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 1997.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on March 27, 1998.

Telescan, Inc.

By:        /s/  DAVID L. BROWN
                David L. Brown, Chief
                Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

      SIGNATURE                      TITLE                   DATE

/s/ DAVID L. BROWN         Chairman of the Board, Chief Executive Officer
    David L. Brown         and Director (Principal Executive Officer)

/s/ DR. RICHARD K.CARLIN   Vice Chairman of the Board,
Dr. Richard K. Carlin      Chief Technology Officer

/s/ RONALD WARREN          Chief Financial Officer
    Ronald Warren          (Principal Financial Officer and Principal
                            Accounting Officer)

/s/ ROGER C. WADSWORTH     Senior Vice President and Director
    Roger C. Wadsworth

/s/ DR. RONALD W. HART             Director
    Dr. Ronald W. Hart

/s/ BURT H. KEENAN                 Director
    Burt H. Keenan

/s/ RUSSELL I. PILLAR              Director
    Russell I. Pillar

/s/ WILLIAM D. SAVOY               Director
    William D. Savoy

/s/ STEPHEN C. WOOD                Director
    Stephen C. Wood

                    INDEPENDENT AUDITOR'S REPORT

BOARD OF DIRECTORS AND STOCKHOLDERS
TELESCAN, INC.
HOUSTON, TEXAS

We have audited the accompanying consolidated balance sheets of Telescan, Inc. and subsidiary as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telescan, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



HEIN + ASSOCIATES LLP
Houston, Texas
February 24, 1998

TELESCAN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                                                                         Years Ended December 31,
                                                                                                        ---------------------------
                                                                                                         1997                1996
                                                                                                        --------           --------
ASSETS
Current Assets:
Cash and cash equivalents ....................................................................          $  1,090           $    667
Accounts receivable, net of allowance of $105 and $86, respectively ..........................             1,650              1,791
Receivable from affiliates ...................................................................               155                342
Prepaid expenses .............................................................................               455                360
Inventory ....................................................................................                77                101
Other current assets .........................................................................               198                181
Discontinued operations ......................................................................               164               --
                                                                                                        --------           --------
Total Current Assets .........................................................................             3,789              3,442

Property and equipment, net of accumulated depreciation of
$3,121 and $2,319, respectively ..............................................................             2,048              2,448
Software development costs, net ..............................................................             4,469              3,248
Software technology rights, net ..............................................................               176                246
Capitalized data costs, net ..................................................................               252                377
Other assets .................................................................................                68                 82
Discontinued operations ......................................................................             1,457              1,565
                                                                                                        --------           --------
Total Assets .................................................................................          $ 12,259           $ 11,408
                                                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable .............................................................................          $  2,021           $  1,892
Accrued liabilities ..........................................................................               402                434
Accrual for phase out costs on discontinued operations .......................................                20               --
Current portion of long-term debt and capital lease obligations ..............................               447                404
Amounts due to stockholders and affiliates ...................................................               154               --
Discontinued operations ......................................................................              --                  257
                                                                                                        --------           --------
Total Current Liabilities ....................................................................             3,044              2,987

Long-term debt ...............................................................................               152                237
Capital lease obligations ....................................................................               314                220

Commitments and contingencies (Note 6 and 10) ................................................              --                 --

Stockholders' Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued ...................              --                 --
Common stock, $.01 par value; 15,000,000 shares authorized;
10,924,382 and 10,733,114 shares issued and outstanding in 1997
and 1996, respectively .......................................................................               109                107
Additional paid-in capital ...................................................................            17,972             17,385
Accumulated deficit ..........................................................................            (9,332)            (9,528)
                                                                                                        --------           --------
Total Stockholders' Equity ...................................................................             8,749              7,964
                                                                                                        --------           --------
Total Liabilities and Stockholders' Equity ...................................................          $ 12,259           $ 11,408
                                                                                                        ========           ========

   The accompanying notes are an integral part of these financial statements.

TELESCAN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                                                     Years Ended December 31,
                                                                                             --------------------------------------
                                                                                              1997            1996           1995
                                                                                             --------       --------       --------
Revenue:
Service ...............................................................................      $ 12,084       $  9,376       $  8,107
Products ..............................................................................         1,504          1,887          2,257
Contract revenue earned from affiliates ...............................................         1,351            866            571
                                                                                             --------       --------       --------
Total Revenue .........................................................................        14,939         12,129         10,935

Costs and Expenses:
Cost of service .......................................................................         7,120          6,440          4,877
Cost of revenue - products ............................................................           680          1,138          1,160
Marketing expenses ....................................................................         1,867          2,066          2,447
General and administrative expenses ...................................................         4,372          4,687          3,714
Interest expense, net .................................................................            90             72             63
                                                                                             --------       --------       --------
Total Costs and Expenses ..............................................................        14,129         14,403         12,261

Income (loss) from:
Continuing operations .................................................................           810         (2,274)        (1,326)
Discontinued operations ...............................................................          (558)          (660)           112
Provision for operating losses during phase out .......................................           (56)          --             --
                                                                                             --------       --------       --------

Net income (loss) .....................................................................      $    196       $ (2,934)      $ (1,214)
                                                                                             ========       ========       ========

Income (loss) per share: Income (loss) from continuing operations per common share:
Basic .................................................................................      $   0.08       $  (0.21)      $  (0.14)
Diluted ...............................................................................      $   0.07       $  (0.21)      $  (0.14)
Income (loss) from discontinued
operations per common share:
Basic .................................................................................      $  (0.06)      $  (0.06)      $   0.01
Diluted ...............................................................................      $  (0.06)      $  (0.06)      $   0.01
Net income (loss)
Basic .................................................................................      $   0.02       $  (0.28)      $  (0.12)
Diluted ...............................................................................      $   0.02       $  (0.28)      $  (0.12)

Weighted average shares - basic .......................................................        10,766         10,615          9,777
Dilutive effect of options ............................................................           173           --             --
                                                                                             --------       --------       --------
Adjusted weighted average shares - diluted ............................................        10,939         10,615          9,777

The accompanying notes are an integral part of these financial statements.

TELESCAN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1997, 1996 and 1995
(in thousands)

                                                      Common Stock            Additional                           Total
                                                 ----------------------         Paid-In          Accumulated     Stockholders'
                                                 Shares           Amount        Capital          Deficit           Equity
                                                 -------          -----        --------          -------          -------
Balance - January 1, 1995 ......................   9,500          $ 95         $ 11,307          $(5,380)         $ 6,022
Issuances of common stock under
stock option plan ..............................     280             3              618             --                621
Issuance of common stock for
acquired business ..............................      44           --               232             --                232
Other issuances of common stock ................     428             4            2,355             --              2,359
Other ..........................................     (10)          --               (55)            --                (55)
Net loss .......................................    --             --              --             (1,214)          (1,214)
                                                 -------          ----         --------          -------          -------
Balance - December 31, 1995 ....................  10,242           102           14,457           (6,594)           7,965
Issuances of common stock under
stock option plan ..............................      75             1              152             --                153
Other issuance of common stock .................     416             4            2,776             --              2,780
Net loss .......................................    --             --              --             (2,934)          (2,934)
                                                 -------          ----         --------          -------          -------
Balance - December 31, 1996 ....................  10,733           107           17,385           (9,528)           7,964
Issuances of common stock under
stock option plan ..............................     166             2              478             --                480
Other issuance of common stock .................      25           --               100             --                100
Other ..........................................    --             --                 9             --                  9
Net income .....................................    --             --              --                196              196
                                                 -------          ----         --------          -------          -------
Balance - December 31, 1997 ....................  10,924          $109         $ 17,972          $(9,332)         $ 8,749
                                                 =======          ====         ========          =======          =======

The accompanying notes are an integral part of these financial statements.


TELESCAN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in  thousands)

                                                                                                   Years Ended December 31,
                                                                                        -------------------------------------------
                                                                                         1997              1996               1995
                                                                                        -------           -------           -------
Cash flows from operating activities:
Net income (loss) ............................................................          $   196           $(2,934)          $(1,214)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Accrued loss on discontinued operations ......................................               20              --                --
Depreciation and amortization ................................................            2,021             1,721             1,188
Gain on the sale of equipment ................................................             --                --                  (4)
Provision for doubtful accounts ..............................................              119                31                22
Changes in assets and liabilities
Receivables and advances .....................................................              209              (711)             (338)
Other current assets .........................................................              (88)              (19)              (69)
Accounts payable .............................................................              129               658               246
Other current liabilities ....................................................              (36)              238               188
Discontinued operations ......................................................             (313)              350              (787)
                                                                                        -------           -------           -------
Net cash provided (used) by operating activities .............................            2,257              (666)             (768)

Cash flows from investing activities:
Proceeds from sale of equipment ..............................................              147              --                  32
Additions to property and equipment ..........................................             (219              (743)             (620)
Additions to software development costs ......................................           (2,188)           (1,547)           (1,107
Additions to capitalized data costs ..........................................               (5)              (72)              (73)
Other ........................................................................               (5)              (18)              (10)
                                                                                        -------           -------           -------
Net cash used by investing activities ........................................           (2,270)           (2,380)           (1,778)

Cash flows from financing activities:
Proceeds from issuances of common stock ......................................              493             2,683             3,157
Proceeds from notes payable ..................................................              109              --                 181
Advance from stockholder .....................................................              154              --                --
Capital lease obligations ....................................................              143              --                --
Payments on notes payable and capital lease obligations ......................             (463)             (331)             (277)
                                                                                        -------           -------           -------
Net cash provided by financing activities ....................................              436             2,352             3,061

Increase (decrease) in cash and cash equivalents .............................              423              (694)              515

Cash and cash equivalents:
Beginning of year ............................................................              667             1,361               846
                                                                                        -------           -------           -------
End of year ..................................................................          $ 1,090           $   667           $ 1,361
                                                                                        =======           =======           =======
Supplemental cash flow information:
Cash paid for:
Interest .....................................................................          $    90           $    73           $    66
                                                                                        =======           =======           =======
Common stock issued to purchase software technology rights ...................              100               249              --
Computer equipment  acquired under long-term capital leases ..................              264               452                75

The accompanying notes are an integral part of these financial statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements reflect the accounts of Telescan, Inc. and its majority owned subsidiary ("Telescan" or the "Company"), and the effect of discontinued operations. The Company's consolidated statements of operations which include the results of Knowledge Express Data Systems, L.C. ("KE"), have been adjusted to reflect KE in discontinued operations. The discontinued operations also include Computer Sports Network, entertainment, advertising and other non-financial operations.

NATURE OF BUSINESS. The Company is an industry leader in providing innovative solutions for online technology, data retrieval and Internet services. The Company develops, markets, and operates major online networks serving the financial industry. The Company's products and services, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems either on an online basis or through the Internet.

The Company's primary products are the Telescan system of online and Internet financial databases and software tools, which offer current and historical financial news and information as well as search and analytical tools provided directly by the Company and under private label arrangements with third parties.

SIGNIFICANT ESTIMATES. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. (See
Note 2)

CONCENTRATION OF CREDIT RISK. The Company markets its products to a diverse customer base, and as such does not have any significant concentrations of credit risk. In 1997 American Express accounted for 10.1% of consolidated revenue. The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management believes the potential risk of loss on these accounts is minimal.

INVENTORIES. Inventories are carried at the lower-of-cost or market, determined on the specific identification method.

EQUIPMENT. Equipment is recorded at cost and depreciated over the estimated useful life of the related assets. Equipment under capital lease is amortized over the lease term. Depreciation and amortization expense is determined principally on the straight-line method. The estimated useful lives of the Company's equipment is as follows:

Computer and other equipment     5 years

Furniture and fixtures           7 years

Other                            5 years

SOFTWARE DEVELOPMENT COSTS. Costs incurred in the research, design and development of software are charged to expense until technological feasibility is established, after which remaining software production costs are capitalized and amortized on a product- by-product basis on the straight-line basis over periods of three to five years. Amortization of capitalized software development costs begins when the related product is available for general release to customers. The Company periodically reviews software development costs to assess impairment. Amounts impaired are charged to expense as identified. Amortization of software development costs is included in cost of service in the accompanying statements of operations and totaled $967,000, $653,000, and $319,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Accumulated amortization totaled $2,818,000 and $1,851,000 at December 31, 1997 and 1996, respectively.

SOFTWARE TECHNOLOGY RIGHTS. The Company has acquired rights to certain core software technologies. These rights are recorded at cost and amortized over a period of five years. Amortization of software technology rights is included in cost of service in the accompanying statements of operations and totaled $69,000, $80,000 and $55,000 for the years ended December 31, 1997, 1996, and
1995, respectively. Accumulated amortization totaled $176,000 and $258,000 at December 31, 1997 and 1996, respectively.

CAPITALIZED DATA COSTS. Costs incurred to acquire data are capitalized and amortized on a straight-line basis over three to five years. Capitalized data costs include actual costs to acquire the data plus personnel costs specifically related to loading the purchased data and performing the required programming. Amortization of capitalized data costs is included in cost of service in the accompanying statements of operations and totaled $131,000, $178,000 and $171,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Accumulated amortization totaled $930,000 and $800,000 at December 31, 1997 and 1996, respectively. The Company periodically reviews capitalized data costs to assess impairment. Amounts impaired are charged to expense as identified.

DIRECT-RESPONSE ADVERTISING COSTS. The Company expenses direct-response advertising costs in the period in which the costs are incurred.

GOODWILL. Goodwill totaling $94,000 at December 31, 1997 and at December 31, 1996 represents the cost in excess of the fair value of the net assets of companies acquired and is being amortized on the straight-line basis over periods ranging from ten to fifteen years. Accumulated amortization totaled $52,000 and $44,000 at December 31, 1997 and 1996, respectively. Goodwill amortization totaled approximately $8,000, $8,000 and $8,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

EQUITY INVESTMENTS. The Company accounts for its investments in less than majority-owned entities using the equity method of accounting, provided its ownership is not less than 20 percent. The Company discontinues recognition of losses on such investments once the Company's investment has been reduced to zero, provided the Company is not committed to fund the operations of the joint venture and is not contingently liable for obligations of such joint ventures. The Company accounts for investments in entities in which its ownership is less than 20 percent on the cost method.

REVENUE RECOGNITION. The Company recognizes service revenue when the service is provided. Software license fee revenue is recognized upon contract signing unless significant future obligations remain. In these instances, revenue is not recognized until obligations have been satisfied or are no longer significant. Product revenue is recognized when the product is shipped.

INCOME TAXES. The Company accounts for income taxes on the liability method as prescribed by Statement of Financial Accounting Standards No. 109.

EARNINGS PER SHARE. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is calculated under the treasury stock method and reflects the potential dilution that could occur if certain options were exercised.

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

The FASB issued SFAS No. 123, "Accounting for Stock Based Compensation". This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings per share would have been if the new rules had been adopted. Management adopted the disclosure requirements of this statement in 1996.

The FASB also issued SFAS No. 128, "Earnings Per Share", during February 1997. The new statement, which is effective for financial statements issued after December 31, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period earnings per share data presented. The Company has adopted the new statement and has retroactively restated previously presented earnings per share information. The adoption of this statement had no effect on the financial statements.

The FASB also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, SFAS No. 130 may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard. The Company has implemented SFAS No. 131 and has restated its prior disclosures to be comparable. The effect of adopting this statement was to segregate the Company's financial and non-financial assets. During 1997, the Company adopted a plan to spin-off the non-financial segment. All non-financial segment information has been disclosed and classified as a discontinued operation (See Note 2).

MAJOR CUSTOMERS. Revenue earned from a private label agreement with American Express amounted to 10.1% and 3.9% for the years ended December 31, 1997 and 1996, respectively. There were no revenues generated from American Express in 1995.

RECLASSIFICATIONS. Amounts in prior years' financial statements have been restated to conform with the current year's presentation. Such restatements had no effect on net income or loss.

2. SPIN-OFF

In November 1997, the Company adopted a plan to spin-off its non-financial segment of the business. The completion of this transaction is expected by the end of the second quarter 1998. Shareholders will own shares in two publicly traded companies; however, the ratio of shares to be distributed in the new business entity has yet to be determined.

The financial statements represent the historical amounts of the Company restated to show the financial operations of the Company and the non-financial operations as discontinued operations.

Management is not currently able to determine the gain or loss of this transaction. Estimated losses on discontinued operations through June 30, 1998 have been recorded as accrued liabilities. Operating results of discontinued non-financial operations are as follows:

Assets and liabilities of the discontinued operations are as follows:

                                                    (in thousands)
                                                 Years Ended December 31,
                                          -------------------------------------
                                           1997           1996            1995
                                          -----           ----            ----
Revenue .......................         $ 1,215          $ 1,758          $3,218
Net income (loss) .............            (595)            (660)            112


                                                          (in thousands)
                                                    Years Ended December 31,
                                                    ----------------------
                                                     1997           1996
                                                    -------        -------
Current Assets:
Cash ..........................................    $    15        $   125
Accounts receivable, net ......................        349            292
Inventories ...................................          4              6
Prepaid expenses ..............................          9              9
Other current assets ..........................         30             36
                                                   -------        -------
                                                       407            468

Non Current Assets:
Property, plant and equipment at cost .........        283            327
Accumulated depreciation ......................       (149)          (149)
Software development at cost ..................      2,374          2,057
Accumulated amortization ......................     (1,362)        (1,124)
Capitalized data at cost ......................        606            610
Accumulated amortization ......................       (436)          (332)
Other, net ....................................        158            231
                                                   -------        -------
                                                     1,474          1,620

Current Liabilities:
Accounts payable ..............................       (145)          (561)
Accrued liabilites ............................        (60)           (11)
Current installments of obligations
under capital lease ...........................         (2)           (16)
Amounts due stockholders ......................        (36)          (137)
                                                   -------        -------
                                                      (243)          (725)

Long-term capital lease obligations ...........         (8)           (31)

Minority interest .............................         (9)           (24)
                                                   -------        -------
Net assets ....................................    $ 1,621        $ 1,308
                                                   =======        =======

Other non-current assets include goodwill of $249,000 and $248,000 at December 31, 1997 and 1996 with accumulated amortization of $112,000 and $62,000, respectively.

3. EQUIPMENT

A summary of property and equipment at December 31, 1997 and 1996 is as follows:

                                                    1997                1996
                                                 -----------        -----------
Computer and other equipment .............       $ 4,611,000        $ 4,216,000
Furniture and fixtures ...................           491,000            485,000
Other ....................................            67,000             66,000
                                                 -----------        -----------
                                                   5,169,000          4,767,000

Accumulated depreciation .................        (3,121,000)        (2,319,000)
                                                 -----------        -----------
                                                 $ 2,048,000        $ 2,448,000
                                                 ===========        ===========

Depreciation and amortization expense was approximately $836,000, $792,000 and $624,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

4.   ACQUISITIONS

In June 1996, the Company purchased the technology rights of Op/Com Partners, Ltd. ("Op/Com") for 38,000 shares of the Company's common stock. The acquisition was accounted for on the purchase method of accounting and the entire purchase price of $249,000, the fair value of the shares issued, was assigned to software technology rights. At the time of the acquisition G. Robert Friedman, a former director, owned 33.9% of Op/Com.

In June 1997, the Company acquired the assets of Notable Technologies, L.L.C. for $100,000. The Company funded this acquisition through the issuance of 25,197 shares of restricted common stock pursuant to Section 4(2) of the Securities Act of 1933. The transaction was accounted for under the purchase method of accounting and assets have been recorded at fair market value. Stephen C. Wood, a director of the Company , is Chief Executive Officer of Notable Technologies.

5.   RELATED PARTY TRANSACTIONS

The Company has receivables from and payables to officers, stockholders, joint ventures and affiliates. The balances are generally due on demand and are non-interest bearing. At December 31, 1997 the net amounts due to officers amounted to $154,000.

The Company has provided computer hardware, programming, systems maintenance, data loading, telecommunications and certain administrative services to KE and Telebuild, L.C. ("Telebuild"), a limited liability company formed in 1990. As of December 31, 1997 and 1996, corresponding amounts due the Company from Telebuild totaled $155,000 and $342,000. Included in other current assets is an additional $111,000 and $111,000 at December 31, 1997 and 1996, respectively, due from Telebuild; however, these will be included in the spin-off (See Note 2). The Company owns 55.58% of KE and 14.168% of Telebuild however, there will be included in the spin off (see Note 2). GRF Interests, Inc., a company controlled by G. Robert Friedman ("Friedman"), a significant stockholder and previous director of the Company, owns 44.42% of KE. Friedman Interest, Inc., also controlled by Friedman, and the Brown Family Partnership own 45.42% and 25.44%, respectively, of Telebuild. The Brown Family Partnership is owned by David L. Brown, the Company's Chairman and Chief Executive Officer and other members of the Brown family.

Contract service revenue earned from affiliates for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                  1997            1996        1995
                              ----------        --------    --------
Telebuild, L.C. ............  $1,322,000        $735,000    $408,000

During 1996, the Company entered into a marketing, license and revenue sharing agreement with CyberAction. Two of the directors of CyberAction are on the board of directors of the Company.

6.   LONG-TERM OBLIGATIONS

CAPITAL LEASES. Future minimum lease payments under capital leases at December 31, 1997 together with the present value of the minimum lease payments, are as follows:


   Years Ending December 31,
             1998                                       $322,000
             1999                                        235,000
             2000                                        104,000
                                                        --------
Total minimum lease payments                             661,000
Amount representing interest                             (75,000)
Present value of minimum lease payments                  586,000
Current portion capital lease obligations               (272,000)
                                                        --------
Long-term capital lease obligation                      $314,000
                                                        ========


Computer equipment under capital lease at December 31, 1997 and 1996 totaled $951,000 and $799,000 with related accumulated depreciation of $391,000 and $397,000, respectively.

LINE OF CREDIT. The Company has a $500,000 revolving line of credit with a bank to fund equipment purchases. Borrowings under this line bear interest at Wall Street Prime (8.5% at December 31, 1997), are collateralized by the equipment purchased, and are due in 36 equal monthly installments following the draw. At December 31, 1997 and 1996, $327,000 and $488,000, respectively were outstanding under this equipment line.

Future payments under this equipment line of credit are as follows:


    Years Ending December 31,

                1998                  $ 175,000
                1999                    136,000
                2000                     16,000
                                        327,000
Current portion of long-term debt      (175,000)
                                    -----------
                                    $   152,000
                                    ===========

OPERATING LEASES. The Company has commitments to lease office space and equipment under non-cancelable operating leases. Rent expense under operating leases totaled $868,000, $621,000 and $420,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum payments are as follows:

    Years Ending December 31,

              1998                   $921,000
              1999                    723,000
              2000                    664,000
              2001                    399,000
              2002                    798,000
           Thereafter               3,259,000
                                    ---------
                                  $ 6,764,000
                                  ===========
7.   STOCKHOLDERS' EQUITY

AMERITRADE HOLDING CORPORATION TRANSACTION. In June 1995, the Company entered into a Stock Purchase Agreement with AmeriTrade Holding Corporation (previously named TransTerra Company), whereby AmeriTrade agreed to purchase $5 million of restricted common stock in four equal installments over a nine month period. The number of shares of common stock issued for each installment was calculated based upon the average market price of the common stock over the preceding quarter. In connection with this agreement, the Company granted certain registration rights to AmeriTrade. During 1995, pursuant to the terms of this agreement, 427,998 shares of restricted common stock were issued for total consideration of $2.5 million. An additional 173,459 shares were issued in January 1996 in exchange for the third installment of $1,250,000. In March 1996, 168,337 shares were issued for the final installment of $1,248,614.

In October 1997, AmeriTrade filed a Schedule 13-D with the Securities and Exchange Commission stating that its holdings of the Company's common stock had fallen below 5% (or 529,296 shares).

WARRANTS. During 1995, the Company issued 157,500 shares of common stock upon the exercise of various stock purchase warrants at exercise prices ranging from $1.75 to $3.00 per share. As of December 31, 1995, warrants to acquire 67,500 shares of common stock at an exercise price of $3.00 per share were outstanding. During 1996, warrants were exercised for 36,000 shares and the remaining warrants were canceled.

8.   INCOME TAXES

At December 31, 1997, the Company had net operating loss carryforwards for tax reporting purposes of approximately $13,300,000, which expire in years 2000 through 2012.

Deferred tax assets and liabilities as of December 31, 1997 and 1996 consisted of the following:

                1997                    1996

Deferred tax assets -
Net operating loss carryforwards .............     $ 4,990,000      $ 4,630,000
Less:  Valuation allowance ...................      (2,679,000)      (2,388,000)
                                                     ---------        ---------
Deferred tax asset, net ......................       2,311,000        2,242,000
Deferred tax liability -
Accumulated depreciation and amortization ....      (2,311,000)      (2,242,000)
                                                     ---------        ---------
                                                   $     --         $     --
                                                     =========        =========

The valuation allowance increased during 1997 by approximately $291,000.

9.   STOCK OPTION PLAN

The Company's stock option plans (the "Plan") for officers, directors and employees authorizes the grant of options to purchase a maximum of 1,425,000 shares of common stock. The Plan provides for the issuance of incentive stock options or non-statutory stock options, as defined by the Internal Revenue Code. Pursuant to the terms of the Plan, the exercise price of incentive stock options must equal the greater of $1.50 or the fair market value of the Company's common stock on the date of grant. The exercise price of non-statutory options may be any amount equal to or greater than $1.50 per share. Vesting terms vary from immediate at date of grant to four years from date of grant. The Compensation Committee of the Board of Directors determines the vesting period of each grant. Options remaining under the Plan terminating August 13, 2000 and March 22, 2005 totaled 632,874 and 110,210, respectively. Options not exercised prior to the Plan termination date will expire.

Transactions with regard to incentive options issued pursuant to the Plan are as follows:
                                                                 Weighted
                                            Total Shares        Average Price
                                            Under Option         Per Share
                                              --------           --------
Balance - January 1, 1995 ..............       718,440           $   3.35
Granted ................................       148,395           $   4.91
Canceled ...............................       (39,148)          $   5.27
Exercised ..............................      (122,763)          $   1.67
                                               -------
Balance - December 31, 1995 ............       704,924           $   3.87
Granted ................................       190,535           $   7.26
Canceled ...............................       (52,998)          $   6.33
Exercised ..............................       (74,812)          $   2.04
                                               -------
Balance - December 31, 1996 ............       767,649           $   4.69
Granted ................................       215,347           $   4.85
Canceled ...............................       (73,841)          $   6.82
Exercised ..............................      (166,071)          $   3.01
                                               -------
Balance - December 31, 1997 ............       743,084           $   4.94
                                               =======

At December 31, 1997, options under the plan to purchase a total of 413,336 shares of common stock were exercisable at prices ranging from $1.50 to $8.44 per share. In addition, as of December 31, 1997 60,000 non-qualified stock options have been issued at option prices ranging from $4.75 to $8.37 per share and 10,000 options were exercisable as of that date. Subsequent to December 31, 1997, additional 149,290 options were granted to employees at an exercise price of $6.44 per share, the market price at the date of grant. Another 50,000 options were granted under a non-qualified stock option agreement at $6.75 per share.

SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS 123.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in 1997 or 1996 for its stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined based on fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:
                                                 1997            1996
Net income (loss)
As reported ................................ $  196,000    $ (2,934,000)
Pro forma ..................................   (450,000)     (3,417,000)
Net income (loss) per common share
As reported ................................ $     0.02    $      (0.28)
Pro forma ..................................      (0.04)          (0.32)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk free rates of 5.7 to 6.2%; volatility of 66.1%; no assumed dividend yield; and expected lives of 3 years.

10.  CONTINGENCIES

In 1986, a stockholder of Telescan, Inc. (predecessor business to D.B. Technology, Inc.) filed suit in the 269th District Court in Texas against the Company, certain stockholders of the Company, and others. The suit sought to set aside the 1986 merger of D.B. Technology and Telescan, Inc., money damages from all defendants, and sums due under alleged promissory notes. The case went to trial in October 1989 and judgment was rendered in favor of the defendants on a directed verdict including an order for the plaintiff to pay certain court costs and certain attorney's fees of Telescan, Inc. Subsequent to an appeal by the stockholder in the Texas Court of Appeals 14th Judicial District, the appellate court remanded the case to trial court. At the conclusion of presentation of evidence, the case was submitted to the jury by means of questions in order to determine issues of liability and damages. Based on a lack of evidence which would impose liability on Telescan, Inc., no questions were submitted which asked the jury to determine whether or not the Company bears any liability to any plaintiff. At the hearing on pending matters including entry of Judgment, the court ruled that plaintiffs take nothing other than the payment, with interest, of $40,000 in promissory notes in favor of plaintiff Investa, Inc. and Derek Hoggett which notes preceded the merger. The defendants were awarded attorney's fees and court costs. The plaintiffs appealed the Court's decision and as of March 26, 1998 their appeals had been rejected by the Court of Appeals and the Texas Supreme Court. Accordingly, the litigation has been completed.

In 1997, Gregory Reagan filed a suit against the Company in the District Court of Harris County Texas. The plaintiff has asserted a claim under a verbal agreement to pay a royalty or finder's fee incident to a reciprocal marketing agreement which Telescan signed with Omega Research, Inc. ("Omega Agreement"). Under the Omega Agreement, Omega is given a financial incentive to encourage Omega's customers to subscribe for Telescan's current stock market data services. The plaintiff claims a share of the net revenues derived by Telescan under the Omega Agreement. By letter dated February 28, 1996, Telescan gave notice of cancellation of the verbal agreement with Greg Reagan based on the breaches of Reagan's duties under such verbal agreement. Telescan has made offers of settlement, which have been rejected. The case went to court-ordered mediation which did not result in settlement. Telescan maintains that the verbal agreement was properly canceled. Telescan has undertaken a review of its financial and operational records and to date has determined that no sums are due under the verbal agreement with the plaintiff. The case is set for trial on March 30, 1998. The plaintiff filed a motion to add a fraud claim to the case with a request for punitive damages. Telescan vigorously denies that there is a proper basis for the fraud claim on the merits or that there is just cause for making the pleading amendment after the deadline.

                    INDEPENDENT AUDITOR'S REPORT ON SCHEDULE

STOCKHOLDERS AND BOARD OF DIRECTORS
TELESCAN, INC.
HOUSTON, TEXAS

We have audited the financial statements of Telescan, Inc. and subsidiary as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997. Our audits for such years also included the financial statement schedule of Telescan, Inc. and subsidiaries, listed in Item 14-2, for each of the years in the three-year period ended December 31, 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this schedule based on our audits. In our opinion, such a financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



HEIN + ASSOCIATES LLP
Houston, Texas
February 24, 1998

TELESCAN, INC. AND SUBSIDIARY
SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                                                          Deductions:
                                                                   Additions               Accounts
                                                                    Charged to             Written
                                                 Balance at          Costs and            Off Against        Balance at
Description                                  Beginning of Year       Expenses             Allowance         End of Year
------------------                           -----------------      ----------          -------------      -------------
December 31, 1995
Allowance for Doubtful Accounts .............         $87                $ 22                $ (41)                $ 68

December 31, 1996
Allowance for Doubtful Accounts .............          68                  31                  (13)                  86

December 31, 1997
Allowance for Doubtful Accounts .............         $86                $119                $(100)                $105