Form 10-K405/A
period 1995-12-31
TELESCAN INC
filed 1998-04-14
CIK 832175

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

1.       EXHIBITS

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
27       Financial Data Schedule (Restated).

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