Form 10-Q
period 1998-03-31
TELESCAN INC
filed 1998-05-15
CIK 832175

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1998

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

        YES    X                                                 NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

$.01 par value per share Common Stock: 11,063,441 as of May 15, 1998.

                          TELESCAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

   PART I.     FINANCIAL INFORMATION

        ITEM    1.    FINANCIAL  STATEMENTS  ............................... 3

        ITEM    2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS .................. 7


   PART  II.   OTHER INFORMATION

        ITEM    1.    LEGAL PROCEEDINGS ....................................10

        ITEM    2.    CHANGES IN SECURITIES ................................10

        ITEM    3.    DEFAULTS UPON SENIOR SECURITIES  .....................10

        ITEM    4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS ..............................................10

        ITEM    5.    OTHER INFORMATION  ...................................10

        ITEM    6.    EXHIBITS AND REPORTS ON FORM 8-K  ....................10


  SIGNATURES          ......................................................11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            TELESCAN, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share amounts)

                                                                      MARCH 31,       DECEMBER 31,
                                                                          1998             1997
                                                                       --------         --------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ..........................................  $    315         $  1,090
 Accounts receivable, net ...........................................     1,487            1,650
 Receivables from affiliates ........................................       220              155
 Prepaid expenses ...................................................       454              455
 Inventory ..........................................................        68               77
 Other current assets ...............................................       299              198
 Discontinued operations ............................................       234              164
                                                                       --------         --------
   TOTAL CURRENT ASSETS .............................................     3,077            3,789

 Property and equipment, net ........................................     1,764            2,048
 Software development costs, net ....................................     4,794            4,469
 Software technology rights, net ....................................       250              176
 Capitalized data costs, net ........................................       223              252
 Other assets, net ..................................................        63               68
 Discontinued operations ............................................     1,413            1,457
                                                                       --------         --------
   TOTAL ASSETS .....................................................  $ 11,584         $ 12,259

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ...................................................  $  2,252         $  2,021
 Accrued liabilities ................................................       410              402
 Accrual for phase out costs of discontinued operations .............         6               20
 Current portion of long-term debt and capital lease obligations ....       438              447
 Amounts due to stockholders and affiliates .........................      --                154
                                                                       --------         --------
   TOTAL CURRENT LIABILITIES ........................................     3,106            3,044

Long-term debt ......................................................       112              152
Capital lease obligations ...........................................       241              314

CONTINGENCIES (NOTE 2) ..............................................      --               --

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 10,000,000 shares authorized;
   none issued ......................................................      --               --
 Common stock; $.01 par value; 15,000,000 shares authorized;
   11,044,568 and 10,924,382 shares issued and outstanding in
   1998 and 1997, respectively ......................................       110              109
 Additional paid-in capital .........................................    18,206           17,972
 Accumulated deficit ................................................   (10,191)          (9,332)
                                                                       --------         --------
   TOTAL STOCKHOLDERS' EQUITY .......................................     8,125            8,749
                                                                       --------         --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................  $ 11,584         $ 12,259
                                                                       ========         ========

     The accompanying notes are an integral part of these financial statements

                         TELESCAN, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                    QUARTER ENDED
                                                                      MARCH 31,
                                                               --------------------
                                                                  1998        1997
                                                               --------    --------
REVENUE:
 Service ...................................................   $  2,444    $  2,985
 Products ..................................................        238         332
 Contract revenue earned from affiliates ...................        350         309
                                                               --------    --------
   TOTAL REVENUE ...........................................      3,032       3,626

COSTS AND EXPENSES:
 Cost of service ...........................................      1,906       1,739
 Cost of products ..........................................        100         178
 Selling and marketing expenses ............................        571         499
 General and administrative expenses .......................      1,245         967
 Interest expense ..........................................         22          22
                                                               --------    --------
   TOTAL COSTS AND EXPENSES ................................      3,844       3,405

INCOME (LOSS) FROM:
 Continuing operations .....................................       (812)        221
 Discontinued operations ...................................        (46)       (207)
                                                               --------    --------
NET INCOME (LOSS) ..........................................   $   (858)   $     14
                                                               ========    ========
INCOME (LOSS) PER SHARE:
 Income (loss) from continuing operations per common share:
   Basic ...................................................      (0.07)       0.02
   Diluted .................................................      (0.07)       0.02
 Income (loss) from discontinued operations per common share:
   Basic ...................................................       0.00       (0.02)
   Diluted .................................................       0.00       (0.02)
 Net income (loss):
   Basic ...................................................      (0.08)       --
   Diluted .................................................      (0.08)       --

Weighted average shares - basic ............................     10,939      10,735
Dilutive effect of options .................................       --           196
                                                               --------    --------
Adjusted weighted average shares - diluted .................     10,939      10,931

The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              THREE MONTHS ENDED
                                                               ----------------
                                                                 1998     1997
                                                               -------    -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................................   $  (858)   $  14
 Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Accrued loss on discontinued operations ................       (14)    --
    Depreciation and amortization ..........................       566      474
    Provision for doubtful accounts ........................         6       10
Changes in assets and liabilities
 Receivables and advances ..................................        92      148
 Other current assets ......................................       (91)      10
 Accounts payable ..........................................       231       47
 Other current liabilities .................................         7      (15)
 Discontinued operations ...................................       (26)    (196)
                                                               -------    -----
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ........       (87)     492

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment .......................       (15)      21
 Additions to software development costs ...................      (631)    (483)
 Additions to capitalized data costs .......................      --         (4)
 Other .....................................................      --         (4)
                                                               -------    -----
   NET CASH USED BY INVESTING ACTIVITIES ...................      (646)    (470)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuances of common stock ...................       235       22
 Proceeds from notes payable ...............................      --         40
 Payments to stockholder ...................................      (154)    --
 Payments on notes payable and capital lease obligations ...      (123)    (103)
                                                               -------    -----
   NET CASH PROVIDED BY FINANCING ACTIVITIES ...............       (42)     (41)

DECREASE IN CASH AND CASH EQUIVALENTS ......................      (775)     (19)

CASH AND CASH EQUIVALENTS:
 Beginning of period .......................................     1,090      667
                                                               -------    -----
 End of period .............................................   $   315    $ 648
                                                               =======    =====

The accompanying notes are an integral part of these financial statements.

                          TELESCAN, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of Telescan, Inc. and its majority owned subsidiary ("Telescan" or the "Company"), and the effect of discontinued operations. The Company's consolidated statements of operations, which include the results of Knowledge Express Data Systems, L.C. ("KE"), have been adjusted to reflect KE in discontinued operations. The discontinued operations also include Computer Sports Network, entertainment, advertising and other non-financial operations.

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

Amounts in the March 31, 1997 condensed consolidated financial statements have been reclassified whenever necessary to conform with the current period's presentation.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

2.         CONTINGENCIES

In 1997, Gregory Reagan filed a suit against the Company in the District Court of Harris County Texas. The plaintiff has asserted a claim under a verbal agreement to pay a royalty or finder's fee incident to a reciprocal marketing agreement which Telescan signed with Omega Research, Inc. ("Omega Research"). Under the Omega Agreement, Omega is given a financial incentive to encourage Omega's customers to subscribe for Telescan's current stock market data services. The plaintiff claims a share of the net revenues derived by Telescan under the Omega Agreement. By letter dated February 28, 1996, Telescan gave notice of cancellation of the verbal agreement with Gregory Reagan based on the breaches of Reagan's duties under such verbal agreement. Telescan has made offers of settlement. Telescan maintains that the verbal agreement was properly canceled. The trial, which was set to begin March 30, 1998, has been postponed and has been rescheduled for June 22, 1998. Reagan recently amended his petition to add a fraud claim to the case with a request for punitive damages. Telescan vigorously denies that there is a proper basis for the fraud claim on the merits.

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

Revenue is generated in the form of online and Internet service fees, fees from third parties, product sales, and affiliate contract and advertising revenue. The Company's online and Internet service revenue is composed of individual subscribers paying recurring monthly usage fees and annual subscription fees, together with fees from third parties for providing private label versions of the Company's database applications. Product revenue is generated from the sale of online system software, software and service enhancements, major product upgrades and related educational and training products such as books and videotapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the various needs of the sophisticated user. Accordingly, product revenue primarily consists of revenue from product enhancements and major upgrades. The Company's contract revenue is generated from providing contract service to related parties. These contract services include developing, operating and maintaining online database systems and providing administrative services.

The Company currently operates the following non-financial businesses that have been classified as discontinued operations as of November 1997: (1) numerous non-financial third party online and Internet services which are developed and operated via alliances with third parties in the publishing, entertainment, and space industries; (2) sports entertainment operations, which offers online computer sports games to golf and baseball enthusiasts; and (3) Knowledge Express Data Systems, L.C., an online database system for the commercialization and transfer of technology which serves corporations, government agencies, universities, and research institutions. The Company is in the process of spinning-off these segments to concentrate efforts and resources on core financial business and its potential growth opportunities.

Subsequent to the spin-off of non-financial operations, the Company will maintain one business segment which provides financial content and tools to subscribers.

The first quarter produced a loss of $812,000 from continuing operations. Recurring revenues were steady. However, temporary delays in executing contracts resulted in significantly less than anticipated licensing and development fees. Significant progress has been made on important third-party Internet-based projects which should result in increased revenue in future quarters.

QUARTER ENDED MARCH 31, 1998  COMPARED TO QUARTER ENDED MARCH 31, 1997
----------------------------------------------------------------------

For the three months ended March 31, 1998, service revenues were lower by $541,000, or 18%, as compared to March 31, 1997. An agreement with American Express terminated during 1997 and combined with other American Express revenues in 1997 accounted for a revenue decrease of $390,000 for the quarter ended March 31, 1998 compared with March 31, 1997. Revenue from other private label agreements was lower by $136,000 for the same time period. Online revenue totaled $1,791,000 and $1,864,000 for the quarter ended March 31, 1998 and 1997, respectively. The decreases in service revenue and online revenue were partially offset by a $69,000 increase in advertising revenue for the quarter ended March 31, 1998 over the same period in 1997.

Product revenue decreased from $332,000 for the three months ended March 31, 1997 to $238,000 for March 31, 1998. Marketing efforts targeted at increasing software product sales were not as successful as anticipated in the first quarter.

Contract revenue from affiliates was higher by $41,000, or 13%, for the quarter ended March 31, 1998 as compared to March 31, 1997, due to increased revenues from Telebuild.

Cost of service for the quarter ended March 31, 1998 was $1,906,000 as compared to $1,739,000 for the three months ended March 31, 1997, representing an increase of $167,000, or 10%. Amortization of software development costs totaled $307,000 for the three months ended March 31, 1998 as compared to $209,000 for the quarter ended March 31, 1997. Data costs rose $57,000, or 24%, due to new data providers and increases in minimum fees. Costs associated with the higher Telebuild revenue increased $37,000 for the three months ended March 31, 1998 as compared to the same period in 1997. These increases were partially offset by a $51,000 decrease in communication expense.

Cost of products decreased $78,000, or 44%, for the three months ended March 31, 1998 compared to March 31, 1997, reflecting a decrease in products sold.

Selling and marketing expenses increased $72,000, or 14%, from $499,000 to $571,000 for March 31, 1997 versus March 31, 1998. Advertising/sales promotion expenses increased by $92,000 compared to the prior year quarter.

General and administrative expenses were higher for the three months ended March 31, 1998 over March 31, 1997 by $278,000, or 29%. Of the total increase, $70,000 was attributable to higher net salary expenses. Net salary expense includes gross salary reduced by amounts capitalized as software development costs. Depreciation/equipment rental was higher by $45,000 for the period ended March 31, 1998 over the same time period in 1997. Public relation/shareholder expenses were higher by $29,000 for the period ended March 31, 1998 as compared to the same time period in 1997. Accruals for tax expense increased by $30,000 for the same time period comparison.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash and cash equivalents of $315,000, representing a decrease of $775,000 since December 31, 1997. Net cash used by operating activities was $87,000 for the three months ended March 31, 1998, compared to cash provided by operations of $492,000 for the three months ended March 31, 1997. This $579,000 decrease in cash used by operations primarily reflects the loss of $858,000 for the quarter ended March 31, 1998, partially offset by a reduction in discontinued operation losses and an increase in accounts payable.

The Company's primary capital needs are for the continued investment in technology through its software development activities and the purchase of computers and communications equipment. During the three months ended March 31, 1998, the Company invested $631,000 in software development costs. The Company estimates that it may invest up to an additional $800,000 in capital expenditures over the next twelve months.

The Company expects the cash position to improve over the next several months from revenue associated with a recently signed contract with third parties and other contracts currently being negotiated with third parties. However, it is possible that the timing of cash inflows may not be sufficient to satisfy current obligations. The Company is currently pursuing various alternatives with respect to raising capital, including the issuance of certain equity securities.

Aggregate revenue from the Company's online and Internet services and related product sales accounted for approximately 69% of the Company's total revenue for the three months ended March 31, 1998. A downturn in the equity markets could cause a reduction in this revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that the effect of such adverse market conditions would be lessened by its fixed rate billing structure. To counter the potential impact, if any, of such a downturn, the Company is continuing its efforts to broaden its revenue base through alliances with third parties to develop and operate online and Internet based services as well as increasing the level of advertising.

In accordance with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-Q which are forward-looking involve risks and uncertainties that may impact the Company's results of operations. When used herein, the words "believe", "anticipate", "estimate", "expect", "should" and similar expressions are intended to identify such forward-looking statements. While these forward-looking statements are made in good faith, future operating, market, competition, legal and other conditions could cause actual results to differ materially from those in the forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

               Not applicable.

ITEM 2.        CHANGES IN SECURITIES.

               Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               Not applicable.

ITEM 5.        OTHER INFORMATION.

               RECENT SALES OF UNREGISTERED SECURITIES

               In January 1998, the Company issued non-qualified stock options for 37,500 shares and 12,500 shares to Scott Griffith and E.B. Lyon, III, respectively, at an exercise price of $6.75 per share (the "Options") pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Options are exercisable for five years and were issued as partial consideration for service as a non-exclusive financial advisor.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (A) Exhibits:

               11*        Statement regarding computation of earnings per share.

               27*        Financial Data Schedule.

           -------------------------------------

         *            Indicates documents filed herewith.

               (B) Reports on Form 8-K:

                    None.

Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELESCAN, INC.

                                      By:    /s/ RONALD WARREN
                                             -----------------------------
                                                  Ronald Warren
                                                  Chief Financial Officer
                                                  a duly authorized officer of
                                                  the Registrant

Date:   May 15, 1998