Form 10-Q
period 1998-06-30
TELESCAN INC
filed 1998-08-12
CIK 832175

FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED JUNE 30, 1998

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

      YES    [X]                                         NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

$.01 par value per share Common Stock: 11,075,256 as of August 11, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        TELESCAN, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       JUNE 30,     DECEMBER 31,
                                                         1998          1997
                                                       --------    -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................   $  1,994    $  1,090
   Accounts receivable, net ........................      2,216       1,650
   Receivables from affiliates .....................        499         155
   Prepaid expenses ................................        448         455
   Inventory .......................................         88          77
   Other current assets ............................        137         198
   Discontinued operations .........................        344         164
                                                       --------    --------
       TOTAL CURRENT ASSETS ........................      5,726       3,789

Property and equipment, net ........................      1,845       2,048
Software development costs, net ....................      4,959       4,469
Software technology rights, net ....................        231         176
Capitalized data costs, net ........................        195         252
Other assets, net ..................................         59          68
Discontinued operations ............................      1,384       1,457
                                                       --------    --------
       TOTAL ASSETS ................................   $ 14,399    $ 12,259
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ................................   $  1,654    $  2,021
   Accrued liabilities .............................        725         402
   Accrual for phase out costs of discontinued
operations .........................................         15          20
   Current portion of long-term debt and capital
lease obligations ..................................        520         447
   Amounts due to stockholders and affiliates ......       --           154
                                                       --------    --------
       TOTAL CURRENT LIABILITIES ...................      2,914       3,044

Long-term debt .....................................         72         152
Capital lease obligations ..........................        363         314

CONTINGENCIES (NOTE 2) .............................       --          --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 10,000,000 shares
authorized; 5% Cumulative Convertible Preferred Stock -
120,000 shares issued and outstanding at June 30, 1998       1        --
   Common stock; $.01 par value; 15,000,000 shares
authorized;
       11,074,742 and 10,924,382 shares issued and
outstanding in 1998 and 1997, respectively ........        110         109
   Additional paid-in capital .....................     21,335      17,972
   Accumulated deficit ............................    (10,396)     (9,332)
                                                      --------    --------
       TOTAL STOCKHOLDERS' EQUITY .................     11,050       8,749
                                                      --------    --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..   $ 14,399    $ 12,259
                                                      ========    ========


  The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                 -----------------------   -------------------------
                                      1998        1997        1998        1997
                                  ----------   ---------   ---------   ---------

REVENUE:
     Service ...................   $  3,314    $  3,026    $  5,758    $  6,011
     Products ..................        142         432         380         764
     Contract revenue earned
from affiliates ................        342         445         692         754
                                   --------    --------    --------    --------
          Total revenue ........      3,798       3,903       6,830       7,529

COSTS AND EXPENSES:
     Cost of service ...........      1,818       1,890       3,724       3,629
     Cost of products ..........         79         228         179         406
     Selling and marketing
expenses .......................        499         407       1,070         906
     General and administrative
expenses .......................      1,465       1,038       2,711       2,005
     Interest expense ..........         31          21          52          43
                                   --------    --------    --------    --------
          Total costs and
expenses .......................      3,892       3,584       7,736       6,989

5% Cumulative Preferred Stock
dividends ......................        (19)       --           (19)       --
Incremental yield dividend .....        (44)       --           (44)       --

INCOME (LOSS) FROM:
       Continuing operations ...       (157)        319        (969)        540
       Discontinued
operations .....................        (50)       (150)        (96)       (357)
                                   ========    ========    ========    ========
Net income (loss) to common
shareholders ...................   $   (207)   $    169    $ (1,065)   $    183
                                   ========    ========    ========    ========

INCOME (LOSS) PER SHARE:
    Income (loss) from
continuing
      operations per common
share:
           Basic ...............      (0.01)       0.03       (0.09)       0.05
           Diluted .............      (0.01)       0.03       (0.09)       0.05
    Income (loss) from
discontinued operations per
common share:
           Basic ...............       0.00       (0.01)      (0.01)      (0.03)
           Diluted .............       0.00       (0.01)      (0.01)      (0.03)

NET INCOME (LOSS):
           Basic ...............      (0.02)       0.02       (0.10)       0.02
           Diluted .............      (0.02)       0.02       (0.10)       0.02

Weighted average shares -
basic ..........................     11,063      10,747      10,941      10,741
Dilutive effect of options .....       --           252        --           268
                                   --------    --------    --------    --------
Adjusted weighted average shares
- dilutive .....................     11,063      10,999      10,941      11,009

  The accompanying notes are an integral part of these financial statements.

                        TELESCAN, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                             1998         1997
                                                          ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) applicable to common
shareholders .........................................     $(1,065)     $   183
Adjustments to reconcile net loss to net cash
(used) provided by
    operating activities:
        Accrued loss on discontinued operations ......          (5)        --
        Depreciation and amortization ................       1,192          938
        Provision for doubtful accounts ..............          12           32
Changes in current assets and liabilities
        Receivables and advances .....................        (922)        (108)
        Other current assets .........................          58         (140)
        Accounts payable .............................        (367)          59
        Other current liabilities ....................         323          162
Discontinued operations ..............................        (107)        (290)
                                                           -------      -------
            Net cash (used) provided by
operating activities .................................        (881)         836

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net additions to property and equipment ......         (32)          20
        Additions to software development costs ......      (1,130)      (1,025)
        Additions to capitalized data costs ..........        --             (4)
        Other ........................................        --             (5)
                                                           -------      -------
            Net cash used by investing
activities ...........................................      (1,162)      (1,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of 5%
convertible preferred stock ..........................       3,000         --
        Proceeds from issuances of common stock ......         365          121
        Proceeds  from notes payable .................        --            110
        Payments on notes payable and capital
lease ................................................        (264)        (213)
        Payments to stockholder ......................        (154)        --
                                                           -------      -------
            Net cash provided by financing
activities ...........................................       2,947           18

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....         904         (160)

CASH AND CASH EQUIVALENTS:
        Beginning of period ..........................       1,090          667
                                                           -------      -------
        End of period ................................     $ 1,994      $   507
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

                        TELESCAN, INC. AND SUBSIDIARY


SUPPLEMENTAL CASH FLOW INFORMATION

The effects of non-cash transactions are excluded from the statements of cash flow. Supplemental disclosures of cash flow information are as follows:

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                 -------------------------
                                                      1998          1997
                                                 ------------   ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Computer equipment acquired under capital
leases                                                   306          ---
    Common stock issued to purchase software
technology                                              ----          100


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

Amounts in the June 30, 1997 condensed consolidated financial statements have been reclassified whenever necessary to conform with the current period's presentation.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997. The results of operations for the six-month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

2.         CONTINGENCIES

In 1997, Gregory Reagan filed a suit against the Company in the District Court of Harris County Texas. The plaintiff has asserted a claim under a verbal agreement to pay a royalty or finder's fee incident to a reciprocal marketing agreement which Telescan signed with Omega Research, Inc. ("Omega Research"). Under the Omega Agreement, Omega is given a financial incentive to encourage Omega's customers to subscribe for Telescan's current stock market data services. The plaintiff claims a share of the net revenues derived by Telescan under the Omega Agreement. By letter dated February 28, 1996, Telescan gave notice of cancellation of the verbal agreement with Gregory Reagan based on the breaches of Reagan's duties under such verbal agreement. Telescan has made offers of settlement. Telescan maintains that the verbal agreement was properly canceled. The trial, which was set to begin March 30, 1998, was postponed and has been rescheduled for August 17, 1998. Reagan recently amended his petition to add a fraud claim to the case with a request for punitive damages. Telescan vigorously denies that there is a proper basis for the fraud claim on the merits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

OVERVIEW

Telescan, Inc. ("Telescan" or the "Company") provides state-of-the-art Internet services, innovative solutions for online technology and sophisticated data retrieval tools. The Company develops, markets, and operates Internet sites and major online networks serving the financial industry. The Company's products and services, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems.

The Company's primary product line is a system of Internet and online financial services and products provided directly to users as well as under private label agreements with third parties, which allow investors to (1) obtain financial news and information; (2) perform fundamental and technical analyses; (3) design and backtest personalized searches using current and historical information on more than 220,000 equities, indices and currencies; and (4) perform portfolio management and personal investment planning.

Revenue is generated in the form of Internet and online service fees, fees from third parties, product sales, and affiliate contract and advertising revenue. The Company's Internet and online service revenue is composed of individual subscribers paying recurring monthly usage fees and annual subscription fees, together with fees from third parties for providing private label versions of the Company's database applications. Product revenue is generated from the sale of online system software, software and service enhancements, major product upgrades and related educational and training products such as books and videotapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the various needs of the sophisticated user. Accordingly, product revenue primarily consists of revenue from product enhancements and major upgrades. The Company's contract revenue is generated from providing contract service to related parties. These contract services include developing, operating and maintaining online database systems and providing administrative services.

In May 1998, the Company retained NationsBanc Montgomery Securities LLC to assist the Company in exploring strategic alternatives, including a potential change in ownership of the Company, in order to maximize shareholder value.

The Company currently operates the following non-financial businesses that have been classified as discontinued operations as of November 1997: (1) numerous non-financial third party online and Internet services which are developed and operated via alliances with third parties in the publishing, entertainment, and space industries; (2) sports entertainment operations, which offer online computer sports games to golf and baseball enthusiasts; and (3) Knowledge Express Data Systems, L.C., an online database system for the commercialization and transfer of technology which serves corporations, government agencies, universities, and research institutions. The Company previously announced spinning-off these discontinued operations in order to concentrate efforts and resources on its core financial business. Although the Company is engaged in negotiations with third parties related to the proposed spin-off, these negotiations may be affected by the results of the NationsBanc Montgomery Securities LLC engagement. It is anticipated a decision regarding the status of the discontinued operations will occur in the third quarter; however, no assurance can be given that this determination will be made within this time period.

The second quarter produced a loss from continuing operations of $157,000. However, significant progress was made in finalizing certain third party Internet projects during the quarter. Although certain types of revenues were recognized from these parties in the second quarter, continuing revenue streams from these projects are expected to occur in succeeding quarters. There is no assurance revenue projections will meet the Company's expectations.

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

Service revenues increased $288,000, or 10%, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Direct Internet-based revenues increased $562,000, or 56%, in the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. This increase was partially offset by a $176,000 decrease in private alliance non-Internet revenues for the quarter ended June 30, 1998 as compared to June 30, 1997. The Company's direct non-Internet online revenues decreased by $105,000 for the second quarter of 1998 as compared to the same quarter in 1997.

Product sales decreased from $432,000 for the three months ended June 30, 1997 to $142,000 for the three months ended June 30, 1998. Reduced sales in the second quarter of 1998 reflect the Company's transition to a greater focus on the Internet. Additionally, in the second quarter of 1997, the Company launched a successful campaign for all search products.

Contract revenue from affiliates decreased by $103,000 for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, due to reduced revenues from Telebuild.

Cost of service for the quarter ended June 30, 1998 was $1,818,000, or 4%, below the same period in 1997 representing a $72,000 decrease. Communication expenses totaled $294,000 for the three months ended June 30, 1998 as compared to $356,000 for the three months ended June 30, 1997. The reduction is due to lower minimum charges on two major telephone services. Costs associated with Telebuild revenue were $97,000 lower in the three months ended June 30, 1998 as compared to the same period in 1997. Royalty/data costs were lower by $20,000 for the three months ended June 30, 1998 as compared to the quarter ended June 30, 1997. These reductions were partially offset by an increase of $95,000 in amortization expense from the year earlier period.

Selling and marketing expenses increased $92,000, or 23%, from $407,000 to $499,000 for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. Salary and commission expense rose $70,000 for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 due partially to an adjustment made to commissions during the second quarter of 1997. Advertising/sales promotion expenses increased $11,000 compared to the prior year quarter.

General and administrative expenses were higher for the three months ended June 30, 1998 over the three months ended June 30, 1997 by $427,000, or 41%. Of the total increase, $315,000 was attributable to higher salary and benefit expense, net of amounts capitalized as development. Additional personnel were employed to support the growing Internet programs. Consulting fees, legal fees and depreciation/equipment rent increased by $22,000, $33,000 and $23,000, respectively, for the three months ended June 30, 1998 as compared to the same time period in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Service revenues decreased from $6,011,000 to $5,758,000, or 4%, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Internet-based revenue totaled $2,124,000 for the six months ended June 30, 1998 as compared to $1,786,000 for the same period in 1997. Alliance non-Internet revenues decreased $326,000 for the comparable time period. The Company's direct non-Internet revenues fell $245,000 for the six months ended June 30, 1998 as compared to the same six months in 1997.

Product sales decreased from $764,000 in the first six months of 1997 to $380,000 in the first six months of 1998. Product development in the first half of 1998 has been concentrated in expanding the Company's Internet services.

Contract revenue from affiliates decreased from $754,000 for the six months ended June 30, 1997 to $692,000 for the same period ended June 30, 1998, due to reduced revenue from Telebuild.

Cost of service was higher by $95,000, or 3%, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Amortization expense was $545,000 for this period in 1997 as compared to $734,000 for the same period in 1998. Communication expenses were $114,000 or 15% lower for the period ended June 30, 1998 versus the same period in 1997 due to a reduction in minimum charges.

Selling and marketing expenses were $164,000, or 18%, higher for the six months ended June 30, 1998 as compared to the prior year period. Advertising/sales promotion increased $114,000 for the first half of 1998 over 1997. Commission expense was higher by $26,000 and bad debt expense was higher by $15,000 due to an adjustment in the second quarter of 1997.

General and administrative expenses increased by $706,000, or 35%, for the six months ended June 30, 1998 as compared to the same period in 1997. Salary and benefits, net of amounts capitalized to development, was higher by $387,000 for the first half of 1998 versus 1997. This reflects increased personnel levels and a lower percentage of salary expense being capitalized as development. Depreciation/equipment rental rose by $69,000 from the first six months of 1997 to the same time period in 1998. The increase was due to additional lease expense incurred with new capital leases. Accruals for property/franchise tax and vacation expense increased by $53,000 due to adjustments in the second quarter of 1997 and higher accruals in 1998. Consulting fees were higher by $41,000 for the six months ended June 30, 1998 as compared to June 30, 1997 and investor relations/shareholders expense was higher by $34,000 for the same time period. Compensation expense associated with non-qualified stock options issued in 1998 totaled $25,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Company had cash and cash equivalents of $1,994,000 representing an increase of $1,487,000 since June 30,1997. Net cash used by operating activities was $881,000 for the six months ended June 30, 1998, compared to cash generated from operations of $836,000 for the six months ended June 30, 1997. The $1,717,000 increase in cash used by operations primarily reflects the operating loss of $1,065,000 for the six months ended June 30, 1998 and the $922,000 increase in accounts receivable.

The Company's primary capital needs are for the continued investment in technology through software development activities and the purchase of computer equipment. During the six months ended June 30, 1998 the Company invested $1,130,000 in software development costs and financed $305,000 in equipment through capital leases. The Company expects to invest approximately $1,000,000 in computer equipment over the next twelve months.

During the second quarter of 1998 the Company issued 120,000 shares of 5% Convertible Preferred Stock in exchange for $3,000,000. The Company believes that existing cash on hand and cash generated from expected improvements in operations will be adequate to fund its working capital and other cash requirements over the next twelve months.

In connection with the issuance of the preferred stock, there is an incremental yield that arises from the conversion discount from fair value that is considered a dividend to preferred shareholders. The amount is determined as the fixed discount from market (5%) based on the closing price at May 15, 1998.

Aggregate revenue from the Company's Internet and online services, including advertising revenue and related product sales accounted for approximately 59% of the Company's total revenue for the six months ended June 30, 1998. A downturn in the equity markets could cause a reduction in this revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that development fees earned from private party agreements would lessen the effect of such adverse market conditions. The Company is continuing its efforts to broaden and diversify its revenue base through alliances with third parties.

In accordance with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-Q which are forward-looking involve risks and uncertainties that may impact the Company's results of operations. When used herein, the words "believe", "anticipate", "estimate", "expect", "should" and similar expressions are intended to identify such forward-looking statements. While these forward-looking statements are made in good faith, no statement should be relied upon as predictions of future events. Certain revenue projections are based upon marketing efforts by third parties which are not controllable by the Company. In addition, future operating markets, the ability to obtain new licensing/development fees, competition, legal and other conditions could cause actual results to differ materially from those in the forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.     CHANGES IN SECURITIES.

In May 1998, the Company sold 120,000 shares of Convertible Preferred Stock pursuant to Section 4(2) of the Securities Act of 1933. Each share of Convertible Preferred Stock is convertible at any time through May 15, 2001, into shares of Common Stock at 95% of the lowest trade price as recorded on the Nasdaq Small-Cap Market during a prescribed period prior to the conversion date.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders ("Annual Meeting") on June 17, 1998. The purpose of the Annual Meeting was to elect its directors for the ensuing year and to ratify Hein + Associates LLP as auditors for 1998.

At the Annual Meeting, David L. Brown, Dr. Richard K. Carlin, Roger C. Wadsworth, Dr. Ronald W. Hart, Burt H. Keenan, Russell I. Pillar, William D. Savoy, and Stephen C. Wood were elected as directors of the Company. The number of votes for and withheld are detailed below for each director.

                                            FOR         WITHHELD
                                            ---         --------

                 David L. Brown          9,427,125      17,905
                 Dr. Richard K. Carlin   9,427,125      17,905
                 Roger C. Wadsworth      9,427,125      17,905
                 Dr. Ronald W. Hart      9,427,125      17,905
                 Burt H. Keenan          9,427,125      17,905
                 Russell I. Pillar       9,427,125      17,905
                 William D. Savoy        9,427,125      17,905
                 Stephen C. Wood         9,427,125      17,905

The Board of Directors recommended that the stockholders ratify their action in appointing their existing certified public accountants, Hein + Associates LLP, independent auditors of the Company for the fiscal year ending December 31, 1998. The stockholders voted 9,431,955 shares for the ratification of Hein + Associates LLP as auditors for 1998. There were 2,200 abstentions and 10,875 votes cast against such ratification.

ITEM 5.     OTHER INFORMATION.

DISCRETIONARY PROXY VOTING AUTHORITY. With respect to any proposal of a holder of the Company's common stock to be submitted to the Company's shareholders at its next annual meeting outside the processes of Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, (that is, where a shareholder has not sought inclusion of the proposal in the Company's proxy statement), the proxies solicited by the Company's Board of Directors for use at such annual meeting may confer discretionary authority to the proxies named herein to vote on any such proposal, unless the Company receives notice of such shareholder proposal by March 24, 1999.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (A)                 Exhibits:

             11*   Statement regarding computation of earnings per share.
             27*   Financial Data Schedule.

             -------------------------------------------------------------------

                * Indicates documents filed herewith.

            (B)    Reports on Form 8-K:

                   None.

Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TELESCAN, INC.


                               By:   /s/ RONALD WARREN
                                     -------------------------
                                         Ronald Warren
                                         Chief Financial Officer
                                         a duly authorized officer of the
                                         Registrant

Date:       August 11, 1998