Form 10-Q
period 1998-09-30
TELESCAN INC
filed 1998-11-16
CIK 832175

FORM 10-Q


                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED SEPTEMBER 30,
                                      1998

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

$.01 par value per share Common Stock: 11,075,256 as of November 16, 1998.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          TELESCAN, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998         1997
                                                        --------    --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................  $    831    $  1,090
   Accounts receivable, net ..........................     2,779       1,650
   Receivables from affiliates .......................       573         155
   Prepaid expenses ..................................       408         455
   Inventory .........................................        78          77
   Other current assets ..............................       153         198
   Discontinued operations ...........................       366         164
                                                        --------    --------
       TOTAL CURRENT ASSETS ..........................     5,188       3,789

Property and equipment, net ..........................     1,735       2,048
Software development costs, net ......................     5,185       4,469
Software technology rights, net ......................       214         176
Capitalized data costs, net ..........................       170         252
Other assets, net ....................................        55          68
Discontinued operations ..............................     1,405       1,457
                                                        ========    ========
       TOTAL ASSETS ..................................  $ 13,952    $ 12,259
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..................................  $  1,275    $  2,021
   Accrued liabilities ...............................       693         402
   Accrual for phase out costs of discontinued
    operations .......................................      --            20
   Current portion of long-term debt and capital
    lease obligations ................................       503         447
   Amounts due to stockholders and affiliates ........      --           154
                                                        --------    --------
       TOTAL CURRENT LIABILITIES .....................     2,471       3,044

Long-term debt .......................................        30         152
Capital lease obligations ............................       291         314

CONTINGENCIES (NOTE 2) ...............................      --          --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 10,000,000 shares
    authorized; 5% Cumulative Convertible Preferred Stock -
120,000 shares issued
       and outstanding at September 30, 1998 .........         1        --
   Common stock; $.01 par value; 15,000,000 shares
    authorized;
       11,075,256 and 10,924,382 shares issued and
    outstanding in 1998 and 1997, respectively .......       110         109
   Additional paid-in capital ........................    21,417      17,972
   Accumulated deficit ...............................   (10,368)     (9,332)
                                                        --------    --------
       TOTAL STOCKHOLDERS' EQUITY ....................    11,160       8,749
                                                        ========    ========
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....  $ 13,952    $ 12,259
                                                        ========    ========

   The accompanying notes are an integral part of these financial statements.

                          TELESCAN, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       QUARTER ENDED          NINE MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                   ---------------------  ----------------------
                                     1998         1997        1998        1997
                                   --------    --------    --------    --------
REVENUE:
     Service ...................   $  3,587    $  3,204    $  9,345    $  9,215
     Products ..................        154         441         534       1,205
     Contract revenue earned
      from affiliates ..........        269         325         961       1,079
                                   --------    --------    --------    --------
          Total revenue ........      4,010       3,970      10,840      11,499

COSTS AND EXPENSES:
     Cost of service ...........      1,815       1,687       5,539       5,316
     Cost of products ..........         82         141         261         547
     Selling and marketing
      expenses .................        503         480       1,573       1,386
     General and administrative
      expenses .................      1,574       1,112       4,285       3,117
     Interest expense ..........         23          18          75          61
                                   --------    --------    --------    --------
          Total costs and
      expenses .................      3,997       3,438      11,733      10,427

5% Cumulative Preferred Stock
 dividends .....................        (38)       --           (57)       --
Incremental yield dividend .....       --          --           (44)       --

INCOME (LOSS) FROM:
       Continuing operations ...        (25)        532        (994)      1,072
       Discontinued operations .         56        (140)        (40)       (497)
                                   ========    ========    ========    ========
Net income (loss) to common
 shareholders ..................   $     31    $    392    $ (1,034)   $    575
                                   ========    ========    ========    ========

INCOME (LOSS) PER SHARE:
    Income (loss) from continuing
      operations per common share:
           Basic ...............       0.00        0.05       (0.09)       0.10
           Diluted .............       0.00        0.05       (0.09)       0.10
    Income (loss) from discontinued
       operations per common share:
           Basic ...............       0.01       (0.01)       0.00       (0.05)
           Diluted .............       0.01       (0.01)       0.00       (0.05)

NET INCOME (LOSS):
           Basic ...............       0.00        0.04       (0.09)       0.05
           Diluted .............       0.00        0.04       (0.09)       0.05

Weighted average shares -
 basic .........................     11,075      10,782      11,026      10,755
Dilutive effect of options .....        125         312        --           275
                                   --------    --------    --------    --------
Adjusted weighted average shares
 - dilutive ....................     11,200      11,094      11,026      11,030


    The accompanying notes are an integral part of these financial statements.

                          TELESCAN, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                            1998         1997
                                                           -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) applicable to common
 shareholders ........................................     $(1,034)     $   575
Adjustments to reconcile net loss to net cash
 (used) provided by
    operating activities:
        Accrued loss on discontinued operations ......         (20)        --
        Depreciation and amortization ................       1,828        1,424
        Provision for doubtful accounts ..............          17           11
Changes in current assets and liabilities
        Receivables and advances .....................      (1,565)          97
        Other current assets .........................          90          (41)
        Accounts payable .............................        (746)         106
        Other current liabilities ....................         291           34
Discontinued operations ..............................        (150)        (293)
                                                           -------      -------
            Net cash (used) provided by
operating activities .................................      (1,289)       1,913

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net additions to property and equipment ......        (152)          14
        Additions to software development costs ......      (1,716)      (1,601)
        Additions to capitalized data costs ..........        --             (4)
        Other ........................................        --             (5)
                                                           -------      -------
            Net cash used by investing
             activities ..............................      (1,868)      (1,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of 5%
Convertible Preferred Stock ..........................       3,000         --
        Proceeds from issuances of common stock ......         446          161
        Proceeds  from notes payable .................        --            110
        Payments on notes payable and capital
lease ................................................        (394)        (322)
        Payments to stockholder ......................        (154)        --
                                                           -------      -------
            Net cash provided by financing
activities ...........................................       2,898          (51)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....        (259)         266

CASH AND CASH EQUIVALENTS:
        Beginning of period ..........................       1,090          667
                                                           =======      =======
        End of period ................................     $   831      $   933
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

                          TELESCAN, INC. AND SUBSIDIARY


SUPPLEMENTAL CASH FLOW INFORMATION

The effects of non-cash transactions are excluded from the statements of cash flow. Supplemental disclosures of cash flow information are as follows:

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   -------------------------
                                                        1998          1997
                                                   ------------   ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
Incremental yield dividend .....................          44         --
Computer equipment acquired under capital
 leases ........................................         306         --
Common stock issued to purchase software
 technology ....................................         --          100


    The accompanying notes are an integral part of these financial statements.

                          TELESCAN, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.          BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of Telescan, Inc. and its majority owned subsidiary ("Telescan" or the "Company"), and the effect of discontinued operations. The Company's consolidated statements of operations, which include the results of Knowledge Express Data Systems, L.C. ("KE"), have been adjusted to reflect KE in discontinued operations. The discontinued operations also include sports, entertainment, advertising and other non-financial operations.

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

Amounts in the September 30, 1997 condensed consolidated financial statements have been reclassified whenever necessary to conform with the current period's presentation.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997. The results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

2.         CONTINGENCIES

In 1997, Gregory Reagan filed a suit against the Company in the District Court of Harris County Texas. The plaintiff asserted a claim under a verbal agreement to pay a royalty or finder's fee incident to a reciprocal marketing agreement which Telescan signed with Omega Research, Inc. ("Omega Research"). Under the Omega Agreement, Omega was given a financial incentive to encourage Omega's customers to subscribe to Telescan's current stock market data services. The plaintiff claimed a share of the net revenues derived by Telescan under the Omega Agreement. By letter dated February 28, 1996, Telescan gave notice of cancellation of the verbal agreement with Gregory Reagan based on the breaches of Reagan's duties under such verbal agreement. Telescan maintained that the verbal agreement was properly canceled. Reagan amended his petition to add a fraud claim to the case with a request for punitive damages. In September 1998, the Company and the plaintiff reached a settlement agreement in which the Company paid Gregory Reagan an amount in exchange for being released from further legal actions.

In August 1998, K. Shawn Walker and Scott Brown filed a lawsuit against Telebuild, L.C., Friedman Interests, Inc. and the Company in the District Court of Harris County Texas. The plaintiffs, both former employees of Telebuild, L.C., assert breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, fraud and conspiring for a declaratory judgment. The plaintiffs' cause of action arises from Telebuild's and Friedman Interests, Inc.'s refusal to purchase the plaintiffs' ownership interest in Telebuild, L.C. K. Shawn Walker and Scott Brown own 5.6839% and 7.6628%, respectively of Telebuild, L.C. The plaintiffs and defendants have reached an agreement in principle to settle the lawsuit. The documents to finalize the settlement are in the process of being prepared, reviewed and executed.

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

Revenue is generated in the form of Internet and online service fees, fees from third parties, advertising fees, product sales, and affiliate contract revenue. The Company's Internet and online service revenue is composed of individual subscribers paying recurring monthly usage fees and annual subscription fees, together with fees from third parties for providing private label versions of the Company's database applications. Product revenue is generated from the sale of online system software, software and service enhancements, major product upgrades and related educational and training products such as books and videotapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the various needs of the sophisticated user. Accordingly, product revenue primarily consists of revenue from product enhancements and major upgrades. The Company's contract revenue is generated from providing contract service to related parties. These contract services include developing, operating and maintaining online database systems and providing administrative services.

In May 1998, the Company retained NationsBanc Montgomery Securities LLC to assist the Company in exploring strategic alternatives, including a potential change in ownership of the Company, in order to maximize shareholder value. Announcements will be made as to any developments as warranted.

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

The Company has reached a preliminary agreement with an institutional investor with respect to the non-financial businesses. The agreement contemplates that all or a majority of the assets and operations of the non-financial businesses, including interests held by third parties, will be combined and the institutional investor will make an investment of capital in the combined entity. As a result of the investment, the Company will own less than a majority interest in the combined operations. The transaction is subject to the completion of due diligence, and completion and approval of a definitive agreement. The transaction is expected to be consummated in the fourth quarter.

Should the Company not consummate the transaction described above, or if less than all of the operations are contributed to the combined company, Telescan will abide by the guidelines of the Emerging Issue Task Force 90-16, which states that discontinued operations will be reclassified to continuing operations in certain circumstances. In such event, the Company will evaluate the assets of the non-financial business segment for impairment in accordance with the Financial Accounting Statements Board Statement 121. While management expects the transaction to be consummated, there is no assurance the task will be accomplished within the expected time period and any resulting write-down will be recorded in the fourth quarter.

The third quarter produced a loss from continuing operations of $25,000. A significant third party alliance was added during the quarter; however, revenue streams from these alliances are lagging behind Company expectations. Although the Company anticipates the acceleration of recurring revenues, there is no assurance projections will be met. This is due in part to the fact that revenue sharing from the third party alliances is largely dependent upon the success of the third party's marketing efforts.

YEAR 2000

The potential problems referred to as "Year 2000" or "Y2K" result from systems using only two digits to indicate the year in a date and thereby not being able to distinguish between January 1, 1900 and January 1, 2000. In addition, certain systems may fail to detect that the year 2000 is a leap year.

The Year 2000 issue affects the Company's internal systems, including information technology (IT) and non-IT systems. To evaluate these systems, the Company is organizing a task force to address software, hardware network, PC and third party data and communication provider issues. The task force will be responsible for creating an action plan to assess and evaluate current systems, implement modifications where necessary and thoroughly test its systems. In an initial review, the Company believes its host system is Y2K compliant since these systems have control logic based on binary Julian dates rather than the two digit format. The host system is considered the Company's critical system, which, if not Y2K compliant, may have a significant impact on future revenues. Although assessment of the remaining IT systems is still in progress, management does not believe the cost to address these issues will be material. Furthermore, the Company expects that all phases of Y2K compliance can be accomplished with current staffing levels. To date, no Y2K remediation costs have been expensed and future costs, which are expected to be minimal, will not be reflected in the financial statements until incurred.

The Company's Internet and online services are highly dependent upon outside communication and third party data providers. The Company plans to survey key suppliers to acquire reasonable assurance of Y2K compliance. In addition, the Company will work with these suppliers to avoid business interruption. However, noncompliance by third party vendors could have a material affect on the Company's operations.

There is some uncertainty as to whether the Company will be able to identify, and thereby resolve, all Y2K issues resulting from outside communication and third party data providers. The Company will develop contingency plans as specific problems are identified. Based upon information currently available, the Company has not formulated a worst case scenario and therefore cannot estimate potential lost revenue.

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

Service revenue increased $383,000, or 12%, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Internet revenue was $1,983,000, or 71% higher, for the quarter ended September 30, 1998 versus $1,158,000 for the same quarter in 1997. Nonrecurring license fee revenue included in Internet revenue was $1,003,000 for the quarter ended September 30, 1998 and $700,000 for the quarter ended September 30, 1997. These increases were partially offset by a $252,000 decline in non-Internet revenue from private alliances for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The Company's non-Internet online revenue fell by $203,000 for the third quarter of 1998 as compared to the third quarter of 1997.

Product revenue decreased from $441,000 for the three months ended September 30, 1997 to $154,000 for the same time period in 1998. The Company continues to concentrate its efforts on the Internet service portion of the business, which does not require software products. However, the Company intends to increase its product offerings in the fourth quarter.

Contract revenue from affiliates declined by $56,000 for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The decrease was due to lower revenues from Telebuild, L.C.

Cost of service for the quarter ended September 30, 1998 was $128,000, or 8% higher, as compared to the same quarter in 1997. An aggregate of $2,304,000 has been added to software development, which contributed to an increase of $110,000 in software amortization. Royalty/data costs were higher by $149,000 for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 due to real time quote expenses and increased minimum charges by some data providers. The increases were slightly offset by a decrease in communication expense of $100,000 due to reduced minimum charges by two major telephone providers. Cost of service as a percentage of service revenue was 47% for the three months ended September 30, 1998 as compared to 48% for the same time period in 1997. This slight percentage variance was caused by higher license fee revenue recorded in the 1998 period, which have no associated costs.

Cost of products was $59,000 lower for the three months ended September 30, 1998 as compared to the same time period in 1997. As a percentage of product revenue, the third quarter of 1998 equaled 53% compared to 32% for the same time period in 1997. Company software sales, which comprised the majority of product sales in the third quarter of 1997, have a relatively low cost of sales. The mix between the Company's products and third party products, which have a higher cost, was almost equal in the third quarter of 1998.

Selling and marketing expenses were $503,000 for the three months ended September 30, 1998 as compared to $480,000 for the three months ended September 30, 1997. Salary, related benefits and contract employment was $62,000 higher for the comparable time periods. Commission expense was lower by $22,000 for the three months ended September 30, 1998 as compared to the same quarter in 1997 due to lower product sales. Telephone expense decreased by $9,000 for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

General and administrative expenses increased by $462,000 for the third quarter of 1998 compared to the same time period in 1997. Legal fees and settlement expenses were higher by $242,000 for the comparable time period. Equipment rent/depreciation expenses increased by $79,000 with the addition of new equipment through leases and purchases. Salary and related benefits were higher by $180,000 in the third quarter of 1998 as compared to the same quarter in 1997 principally reflecting additional development personnel and a lower capitalization level.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Service revenue for the nine months ended September 30, 1998 was $130,000, or 1% higher, than the comparable period in 1997. Internet revenue totaled $4,107,000 through the first nine months of 1998 versus $2,943,000 in the first nine months of 1997. Included in Internet revenue is nonrecurring license fee revenue of $1,909,000 for the 1998 time period and $1,509,000 for the same time period in 1997. Revenue from non-Internet third party alliances fell $609,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The Company's online revenue was $445,000 higher for the first nine months of 1997 versus the same period in 1998.

Product revenue was $671,000 lower for the nine months ended September 30,1998 as compared to the nine months ended September 30, 1997. Promotional campaigns during 1997 were more successful than recent promotions due to the Company concentrating increasing development expenses on Internet services rather than on new products and enhancements.

Contract revenue from affiliates declined by $118,000 for the first nine months of 1998 as compared to the same period in 1997 due to reduced revenues from Telebuild.

Cost of service rose $223,000 for the nine months ended September 30, 1998 versus the nine months ended September 30, 1997. Amortization of software development costs was higher by $311,000 for the nine months ended September 30, 1998 versus the nine months ended September 30, 1997. Royalty/data costs increased $197,000 for the first nine months of 1998 as compared to the same period in 1997. This was partially offset by communication expenses being $214,000 lower for the first three quarters of 1998 as compared to the first three quarters of 1997. Customer service costs declined by $119,000 for this same time comparison. Cost of service as a percentage of revenue totaled 54% for the nine months ended September 30, 1998 versus 52% for the nine months ended September 30, 1997. Although license fees, which have no associated costs, were higher during the first nine months of 1998 as compared to the first nine months of 1997, this was offset by higher amortization expense, which has no related revenue, and increased minimums from data providers.

Cost of products declined by $286,000 for the nine months ended September 30, 1998 as compared to the same period in 1997 due to reduced product sales. Cost of products as a percentage of sales equaled 49% for the nine months ended September 30, 1998 versus 45% for the nine months ended September 30, 1997.

Selling and marketing expenses rose $187,000 over the first nine months of 1998 from the first nine months of 1997. Advertising and sales promotion expenses increased $112,000 for the comparable time periods. Salary and related benefit expenses were higher by $72,000 for the nine months ended September 30, 1998 versus the nine months ended September 30, 1997.

General and administrative expenses were $4,285,000 for the nine months ended September 30, 1998 as compared to $3,117,000 for the same period in 1997. Legal and settlement fees were $267,000 higher for the first nine months of 1998 versus the first nine months of 1997. The amount capitalized as software development decreased by $278,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Other general and administrative salary and related benefit expense rose by $264,000 for the comparable time frame. Equipment rent\depreciation increased by $147,000 for the first three quarters of 1998 versus the first three quarters in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 the Company had cash and cash equivalents of $831,000 representing a decrease of $102,000 since September 30, 1997. Net cash used by operating activities was $1,289,000 for the nine months ended September 30, 1998, compared to cash generated from operations of $1,913,000 for the nine months ended September 30, 1997. The $3,202,000 increase in cash used by operations primarily reflects the operating loss of $1,034,000 for the nine months ended September 30, 1998 and the $1,565,000 increase in accounts receivable. The increase in accounts receivable is partially due to license fee agreements totaling $1,003,000 which were completed in the latter portion of the quarter.

The Company's primary capital needs are for the continued investment in technology through software development activities and the purchase of computer equipment. During the nine months ended September 30, 1998 the Company invested $1,716,000 in software development costs and financed $306,000 in equipment through capital leases. The Company expects to invest approximately $1,000,000 in computer equipment over the next twelve months through capital leases.

In connection with the issuance of the Company's preferred stock, there is an incremental yield that arises from the conversion discount from fair value that is considered a dividend to preferred stockholders. The amount is determined as the fixed discount from market (5%) based on the closing price at May 15, 1998 and is calculated as follows:

                   Closing price at May 15, 1998      7 3/8
                   Fixed discount from market ..          5%
                                                   --------
                                                   $   0.37
                   Shares issued ................   120,000
                                                   --------
                   Incremental yield ...........   $ 44,400
                                                   ========

Since the preferred stockholders have the option to convert at anytime after May 15, 1998, this calculation was performed and recorded in May 1998.

The Company believes the proceeds from the issuance of the preferred stock, cash flows from continuing operations and contracts with third parties will be sufficient to meet current obligations. However, there is no assurance that the Company's expectations will be met.

Aggregate recurring revenue from the Company's Internet and online services, including advertising revenue and related product sales accounted for approximately 54% of the Company's total revenue for the nine months ended September 30, 1998. A downturn in the equity markets could cause a reduction in recurring revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that the development fees earned from private party agreements, which totaled 18% of total revenue for the nine months ended September 30, 1998, will lessen the effect of such adverse market conditions. The Company is continuing its efforts to broaden and diversify its revenue base through alliances with third parties.

In accordance with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-Q which are forward-looking involve risks and uncertainties that may impact the Company's results of operations. When used herein, the words "believe", "anticipate", "estimate", "expect", "should", "intend" and similar expressions are intended to identify such forward-looking statements. While these forward-looking statements are made in good faith, no statement should be relied upon as predictions of future events. The Company bases certain revenue projections upon marketing efforts by third parties, which are not controllable. In addition, future operating markets, the ability to obtain new licensing/development fees, competition, legal and other conditions could cause actual results to differ materially from those in the forward-looking statements.

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

             -------------------------------------------------------------

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

Date:       November 16, 1998