Form 10-K
period 1998-12-31
TELESCAN INC
filed 1999-04-01
CIK 832175

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

(Mark One)

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-17508

                                 TELESCAN, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                              72-1121748
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

       5959 CORPORATE DRIVE, SUITE 2000
               HOUSTON, TEXAS                           77036
   (Address of principal executive offices)           (Zip Code)


               Registrant's telephone number, including area code:
                                 (281) 588-9700

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

              Yes [X]               No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 26, 1999, based upon the average bid and asked price of the common stock on Nasdaq Small-Cap Market for such date, was approximately $112,100,000. The number of outstanding shares of the Registrant's common stock on March 26, 1999 was 12,476,406.

                                 TELESCAN, INC.
                             FORM 10-K REPORT INDEX

PART I..................................................................3
  ITEM 1. BUSINESS......................................................3
  ITEM 2. PROPERTIES...................................................14
  ITEM 3. LEGAL PROCEEDINGS............................................14
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........15

PART II................................................................16
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS........................................16
  ITEM 6. SELECTED FINANCIAL DATA......................................16
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS........................18
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................23
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE...................................23

PART III...............................................................24
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........24
 ITEM 11. EXECUTIVE COMPENSATION.......................................27
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.............................................30
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............31

PART IV................................................................33
  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K......33

ITEM 1. BUSINESS

GENERAL

Telescan, Inc. ("Telescan" or the "Company") provides state-of-the-art Internet services, innovative solutions for online technology and sophisticated data retrieval tools. The Company develops, markets, and operates major Internet sites and online networks serving the financial and non-financial industries. The Company's services and products, which are based upon its proprietary online operating system and user software, allow customers to electronically access and analyze information through their personal computer systems.

The Company's primary business line is a system of Internet and online financial services and products provided directly to users and under private label versions from third parties. Such services allow investors to:

            o     Obtain financial news and information;

            o Perform personalized searches with the Company's optimal search technology using current and historical information;

            o     Manage personal portfolios and strategize investment planning;
                  and

            o     Perform fundamental and technical analyses.

The Company's Internet and online financial services and products contain proprietary software technologies, developed or acquired by the Company, which increase the speed, power and user friendliness of information retrieval while lowering costs to users. The Company's primary financial Internet site, Wall Street City(R) (http://www.wallstreetcity.com), employs the Company's proprietary designs as well as data provided by others on a fee and/or revenue sharing basis.

The core of the Company's technology is its unique modular and parallel host configuration, designed and developed by the Company's founder, Dr. Richard K. Carlin. This configuration permits simultaneous reception of multiple input from a large array of information sources while permitting simultaneous output to users with different information processing requests. The system supports the addition of a wide variety of specialty designed modular tools created by both the Company and outside vendors. In addition, the Company has interfaced the host configuration to a wide variety of communication sources, including the Internet, several major package switch carriers and a wireless interface. The hardware configuration and the operating system that make it powerful and responsive are the proprietary design of the Company, for which the Company was awarded patents in 1997 and 1998.

The Company's primary market has historically been the sophisticated individual investor and active trader. With the growth of the Internet, the Company has broadened its appeal to a wider range of users. The Company has responded to the increased demand by expanding the editorial content, offering free, unlimited real-time quotes, increasing the level of educational aid provided and redesigning the Wall Street City website to facilitate user friendliness.

The Company's non-financial business segment includes developing and maintaining several third party Internet and online services in the publishing, entertainment, sports and biotechnical/pharmaceutical industries. Pertinent disclosures and related information for the financial and non-financial segments of the Company are disclosed in Footnote No. 11 "Segment Reporting" in the financial statements.

The Company or its predecessors have operated the business of the Company since 1983. The Company, which is a Delaware corporation, was incorporated in 1988 under the name Max Ret, Inc. for the purpose of acquiring or participating in a business opportunity. In 1989 the Company issued 75% of its outstanding common stock toacquire all of the outstanding common stock of D.B. Technology, Inc. ("DB") d.b.a. Telescan, Inc. After the acquisition of DB by the Company, DB was merged into the Company and the Company changed its name from Max Ret, Inc. to Telescan, Inc.

INDUSTRY

Online services allow personal computer users to access outside sources of information and interact with other users via telephone line connections channeled through a central host computer or computers. Online services typically include information databases and specialized search and retrieval software maintained by the service provider on the host computer. Interface software, which is used on the customer's computer, permits users to access information through the online system. The service provider usually rents or purchases databases on a non-exclusive basis from third parties and then further develops such databases for use within the provider's online system. Customers typically subscribe to an online system for an initial base charge for which they are granted a license for the interface software needed to access the online service. Following their subscription, customers are typically charged a flat rate dependent upon the usage of hours logged onto the system. Usage in excess of plan hours are billed on a per hour basis. There are often additional charges for specific services used within the databases.

Fees for Internet access are similar to online service charges, though lower due to reduced communication costs. Customers select from several rate plans that offer varying levels of information and technical features.

The industry's dynamic growth in recent years has resulted from a number of key factors, which are expected to contribute to continued growth in future years. Some of these key factors include (1) the increasing market awareness of Internet and online services; (2) growth in the availability, quality and marketing of Internet and online products and services; (3) growth in the home and personal computer markets including mobile "laptop" computing; (4) increased use of modems for telecommunications; and (5) the development of alternative access devices such as dedicated communications terminals and pagers. The Company believes that as the market continues to expand, important competitive factors will include system performance, product differentiation, quality and quantity of content, user friendliness, price, customer support and effective marketing techniques.


BUSINESS STRATEGY

The Company's mission is to be a worldwide leader in the development of sophisticated interactive Internet sites and online information systems for individuals and businesses, through the delivery of superior, cost effective data retrieval technology, customer user interface programs and communications services. To achieve this mission, the Company's business strategy is to (1) build revenue by providing private label financial database access; (2) increase usage of its Wall Street City website to build advertising revenue; (3) continue to invest resources to develop new services and enhancements; (4) increase and maintain Telescan's Internet and online customer base; and (5) increase the Company's visibility to the public. There can be no assurance that this strategy will be effective.

In recent years the Company has marketed its proprietary software technology to third parties for private label and co-branded versions. Normally the third party incurs an initial license fee for the base technology. The Company earns development fees through further enhancements and designs to the primary site. Marketing of the private label version is typically the responsibility of the third party and net revenues are allocated between the parties.

Advertising revenue is directly linked to the number of viewers or, as more commonly referred to, as page impressions. In an effort to attract new and recurring viewers to its website, the Company has sought to increase or introduce brand awareness through public relations efforts and increasing web links.

With the growth of the Internet, a substantial number of new competitors have entered the Internet and online service market. To remain competitive, the Company has expended over $2 million in each of the past two years on software development. Enhancements have included the introduction of free, unlimited real-time quotes and real-time breakout alerts.

Current customers are a valuable Company asset and are an integral component in the Company's business strategy. Maintaining the current customer base is accomplished by providing comprehensive and high quality data, offering customer training and conducting reactivation campaigns to encourage inactive customers to return. New customers are attracted by advertising in major trade journals and allowing free trial periods for potential new customers.

The Company continues to seek avenues to introduce the business community and public to its products and services through name recognition. The Company has been cited in national and local publications. In January 1999, the Company announced an acquisition of its common stock by General Electric's National Broadcasting ("NBC") unit. The Company will license its proprietary technology for CNBC.com. This presents major growth potential for the Company in the process of integrating personal computers with the Internet and television.


SERVICES AND PRODUCTS

The Company has participated in the growing market for Internet and online services by creating and marketing products that build and expand upon the Company's base technology of proprietary operating systems and user software for database applications. The Company's primary product line is the Telescan system of financial databases and software programs accessed over the Internet and online. In 1996, the Company substantially expanded its private labeling arrangements under agreements with such major corporations as American Express, Charles Schwab, Fidelity Investments and Standard & Poor's. In 1997, the Company continued this expansion by signing agreements with Time Inc. New Media, Strategic Advisors, Inc. (a subsidiary of Fidelity Investments) and Citibank, N.A. In 1998, Telescan added Altair Corporation (a subsidiary of Imperial Bank), Web Street Securities and Texas Galleria Corporation. Telescan receives per user fees, fees for providing "premium" services and/or reports, development and licensing fees from such third parties, and revenue sharing for new customers and advertising. Certain agreements guarantee minimum monthly, quarterly or annual payments.

In February 1996, the Company launched Wall Street City, a new enhanced financial website, which it has continuously broadened and upgraded. Page impressions on Wall Street City have grown from 2 million in the first quarter of 1997 to over 11 million in the last quarter of 1998. The Company has devoted significant development resources to this part of its business.

Wall Street City also serves as an advertising medium with rates tied to thousands of impressions. With the increasing popularity of the website, advertising revenues grew four-fold from 1997 to 1998.

FINANCIAL SERVICES AND PRODUCTS

WALL STREET CITY. Wall Street City is a financial supersite on the Internet that provides investors with a comprehensive database, state-of-the-art financial analysis and research tools. The site is an effective combination of Telescan's most dynamic, innovative analysis tools built into one supersite located at http://www.wallstreetcity.com. In November 1997, the Company introduced a new, revamped Wall Street City, providing investors with an easier-to-navigate format and new features. During 1998, the Company increased its market commentary and added free, unlimited real-time quotes and real-time breakout alerts for active traders.

The site features:

o ActiveX Stock Graph with Technical Analysis - Internet Explorer users with Windows '95 or NT operating system can download a powerful ActiveX control to allow technical analysis on stock graphs.

o Calculators - Under an agreement with Financenter, Inc., users can access their powerful and programmable calculators. Investors can use the calculators to answer questions on stock, mutual funds and bond returns. Consumers can use the calculators to compute answers on home purchases and refinancing, credit cards and household budgeting.

o Customizable Technical Analysis Charts - Allows users to select multiple indicators they want to see on a single chart for individual stocks or groups of stocks. Users can also create technical analysis profiles for a variety of stocks and save up to 10 separate profiles, which will appear each time the stocks are called up on their personal computers.

o E-Commerce - Introduced in 1999, E-commerce allows customers to purchase books, videos and other educational material to enhance investment decisions.

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

o Real-Time Market Commentary and Quantitative Analysis - Provides intraday articles on the markets, stocks and mutual funds, as well as strategies. The commentary provides insight into the markets and investing strategies based on comprehensive and up-to-the-minute data-based analysis of stocks, mutual funds and market trends. Columns are written by Wall Street City's research staff and include Stock of the Hour, Stocks in Focus and Strategic Maneuver.

o    Real-Time Quotes - Allows users to obtain free, unlimited real-time quotes.

o Search Capabilities - An investor can categorize up to 40 criteria from a selection of 300 to identify the top stocks that "fit" the criteria. The search capabilities were enhanced in 1998 with Java-based technology allowing investors to more easily customize searches for stocks, mutual funds and options.

o What's Working Now - A major step forward in automated backtesting and optimization, wherein the system runs in excess of 35 million searches weekly to identify the "best" and "worst" combinations of characteristics and generates a list of stocks or funds having the most similar characteristics.

Wall Street City is one of the leading Internet services for investors, featuring Telescan's proprietary ProSearch technology on the web. Wall Street City provides the broad range of services described above, as well as quotes, news and company reports from industry-leading information sources. The site also provides investors with access to educational tools, discussion groups, investment newsletters, an E-commerce site and brokers.

TIP@WALLSTREET(TM) . Combines the advanced functionality of the Telescan Investor'S Platform (R) ("TIP") and the Wall Street City website. The software embeds a web browser to take advantage of the depth of market information available through Wall Street City. TIP allows users to further screen and analyze the information online or offline, with greater speed and ease of use.

TELESCAN INVESTOR'S PLATFORM 2.0(R). Telescan Investor's Platform is the MicrosofT Windows version of the Company's financial research, screening and analysis software, Telescan Analyzer 3.0. Some of its features are improved charting capabilities, unique portfolio-based control for greater flexibility and faster data retrieval, additional database information such as end-of-day quotes for most major international exchanges, full-text analyst's reports, a Market Snapshot for major indexes, improved communications options including TCP/IP access and interactive roundtables, a Top Picks screening feature and expanded automation tools. Features such as multi-tasking and graphic toolbars that are inherent in the Windows operating environment make TIP more user-friendly and lead to its improved data presentation options.

TELESCAN ANALYZER 3.0. This is the most recent DOS-based version of the Telescan Analyzer product with the capability of accessing other Telescan products, such as ProSearch and Telescan Mutual Fund Search. This product features a graphical user interface similar to the Microsoft Windows and Apple Macintosh operating environments. The software allows the user to access the Telescan database of over 20,000 stocks, over 7,000 mutual funds, over 80,000 options, 1,000 market indexes and more than 1,200 futures and commodities contracts. Telescan Analyzer
3.0 helps the investor evaluate stock portfolios and mutual fund holdings. Over 80 fundamental and technical indicators such as price, volume, insider trading, key company facts, volume indexes, trend lines, news releases, Moving Average Convergence/Divergence ("MACD") and relative strength are available for analyzing securities. Users can retrieve historical price and volume charts of up to 23 years of data. Additional features include multiple graphs per screen, higher graphics resolution, 28,800 baud modem support, mouse interface and pull down menus and enhanced system integration and visual presentation.

PROSEARCH 5.0. ProSearch is a powerful search program that allows the user to develop custom screening routines to select securities that best meet the individual's specific investment goals. The program was designed for serious investors as a tool for identifying stocks to meet investment objectives as defined by a wide variety of fundamental and technical indicators. ProSearch allows the user to select up to 40 parameters from a list of about 300 criteria for building a search strategy. Additionally, investors can utilize composite, weighted indicators (i.e., short/long term value and technical ranks), fundamental, momentum, and volume ranks for simplified searches that meet one's specific investment strategies. ProSearch users can test and retest strategies by searching their historical performance back to 36 months. The program is shipped with 30 pre-defined search strategies that can also be used for narrowing the list of potentially profitable investments.

PROSEARCH ALERTS. Introduced in October 1998, this product provides a real-time alert service and enables active traders and investors to instantly identify stocks that are making significant price moves. This product has been exclusively licensed to Texas Galleria Corporation and is marketed as an independent product.

ESEARCH. Built as a complement to the ProSearch program, ESearch adds the ability to screen for investment candidates based on earnings estimate information. Earnings estimates are important to investors in that they are often a preview of Wall Street's positive or negative perception of a particular stock.

OPTIONS SEARCH. This product is a screening program that allows an investor to sort through more than 80,000 equity and index options using the Company's unique scoring system to pick the options that best fit the user's investment objectives. The investor chooses up to 30 of the 122 screening criteria, which produce a list of options that are best suited to his or her needs.

QUOTELINK. This product permits users of competing financial analysis software and spreadsheet programs to download information from the Telescan database into such programs. QuoteLink is compatible with all the major competitive programs including AIQ, Metastock, Super Charts, OmniTrader, OmniPro, Indigo, Quicken, Lotus and Excel.

TELESCAN MUTUAL FUND SEARCH. This product is a mutual fund screening program that allows an investor to sort through more than over 7,000 mutual funds using the Company's unique scoring system to pick the funds that best fit the user's investment objectives. The selection criteria are grouped into three main categories: purchase requirements, performance and consistency characteristics and portfolio composition. The investor then chooses up to 30 of the 80 individual criteria contained within the categories to produce a list of mutual funds that are best suited to their needs.

TELESCAN PORTFOLIO MANAGER. Telescan Portfolio Manager is a DOS-based securities portfolio management program that was developed as a joint venture between the Company and The Pilot Group, Inc. The program offers a wide variety of report options and was designed to provide speed and power in a user-friendly manner that forgives many common user mistakes and accepts corrections with ease. In 1998, four new portfolio reports were added that enable investors to review insider trading, analyst rankings, Macro*World Forecasts and over/under valuations on portfolios rather than on an individual stocks.

TELESCAN DIRECT(TM). A customizable wireless service that helps consumers keep track of their investments anywhere, any time, via their alpha-numeric pagers, PCS mobile phones or personal e-mail addresses. An investor can schedule and receive stock price updates up to 15 times a day for their custom portfolio. Telescan Direct also automatically tracks and delivers news, price and volume alerts on 30 stocks based on parameters the consumer selects.


PRIVATE-LABELED FINANCIAL SERVICES

ALTAIR CORPORATION. In June 1998, the Company entered into a licensing agreement with Altair Corporation (a subsidiary of Imperial Bank) to market the Company's technology to the banking industry. The Company will share in revenues from banks utilizing its technology and data.

AMERICAN EXPRESS. The Company maintains an alliance with American Express Financial Direct ("American Express"), a division of American Express Company, under which Telescan's online financial services are available as part of American Express' InvestDirect, a state-of-the-art Internet-based trading and investment research and analysis service. Under the agreement Telescan provides a proprietary assortment of investment decision support services. The Company provides customer support and certain development services for American Express.

CITIBANK, N.A. In February 1998, the Company and Citibank, N.A. ("Citibank") entered into a five-year master agreement, which contemplates the issuance of work orders for specific projects and services to be provided on an ongoing basis in the future. In March 1998 the first work order was issued and in December 1998, the website created through this work order was launched utilizing the Company's technology. Telescan expects to receive additional work orders for Internet tools and services pursuant to this agreement.

FIDELITY. Fidelity Investments, one of the nation's leading providers of financial services, continues to offer a customized assortment of Telescan's financial information resources and analytical tools as part of its Windows-based investment management and trading software package - Fidelity On-line Xpress+(TM).

INFORMATION HIGHWAY. The Company maintains an agreement with Information Highway, Inc. to develop and manage financial content for the Canadian-based Internet company's Unique Networks division. Telescan's financial content will be co-branded for Unique Network's The Executive Club website. The Executive Club (http://www.theexecutiveclub.com) is a dedicated suite of services for business professionals and executives. Commencement of these services took place in 1998.

NBC. In February 1999, the Company reached an agreement with NBC to license its proprietary Internet and online financial services technology for CNBC.com. Under the agreement, the Company will be responsible for developing customized investment analytics, providing financial data, data retrieval and hosting services. The Company is substantially increasing its support staff in response to this contract.

POINTCAST INC. Under the terms of the 1998 revenue sharing agreement, the Company has licensed its proprietary ProSearch technology to PointCast Inc. Viewers of the PointCast Network(R) will be able to customize searches of stocks and mutual funds.

STANDARD & POOR'S. The Company and Standard & Poor's ("S&P"), a division of the McGraw-Hill companies, maintain an online platform built and hosted by Telescan. The application allows the investment community to access a suite of S&P's financial information products. In 1998, the Company brought S&P's Daily Dividend Record to the financial community via the Internet. Prior to this service, the information was available only in printed form. No revenue was recognized from this product in 1998.

STRATEGIC ADVISORS, INC. The Company maintains a multi-year contract with Strategic Advisors, Inc (a subsidiary of Fidelity Investments) to provide the database of financial information for the new guide to investing, The Stock Shop with Peter Lynch(TM), an interactive CD-ROM that links with the Internet. The program helps consumers learn how to become more informed investors based on key concepts taken from Peter Lynch's best-selling personal finance books. Users can then apply these concepts to assess financial information about markets and companies. Telescan's online stock research is the source of much of that information.

TEXAS GALLERIA, INC. In October 1998, the Company granted an exclusive license for its ProSearch Alert Trading Service to Texas Galleria, Inc. to be used on the trading platform called GroTrader Gold. The Company recognized a licensing fee in 1998 from this agreement.

TIME INC. NEW MEDIA. The Company and Time Inc. New Media have a strategic agreement to operate FORTUNEInvestor, an Internet website for investors that combines FORTUNE editorial content with Telescan's comprehensive stock and mutual fund information and analysis tools. Under the agreement, Time Inc. New Media, in addition to providing FORTUNE editorial content for the website, is responsible for sales and marketing. Telescan provides its financial database, state-of-the-art financial analysis and research tools, web development and site management. In December 1998, the Company reached an agreement with Time Inc. New Media to provide customized investment information for Money magazine's online website, Money.com. The initial scope of the project has broadened and is currently being re-evaluated.

WEB STREET SECURITIES. In March 1998, the Company announced an exclusive online trading brokerage alliance with Web Street Securities. Under this sponsorship agreement, visitors to the Company's website, Wall Street City, have access to real-time quotes and a direct link to Web Street Securities to execute trades.


NON-FINANCIAL SERVICES

ADWEEK ONLINE. Adweek Online, a joint effort between the Company and BPI Communications, L.P. ("BPI"), provides easily accessible information to the advertising industry. It offers users access to full text news and articles from Brandweek, Mediaweek and all six regional editions of Adweek magazine plus instant access to other advertising industry information such as Accounts in Review, Accounts Awarded, the Adweek Client/Brand Directory and details on breaking campaigns. The full searchable database includes archives dating back to January 1992, and is updated weekly. The site is supported by both advertising and subscription revenues and is located at http://www.adweek.com.

AMUSEMENT BUSINESS. Amusement Business, a joint effort between the Company and BPI, provides easily accessible information for the international live entertainment and amusement industry. The site offers industry specific information such as searchable classified ads and tour searches as well as the latest industry news. The site is currently supported by advertising and subscription revenue and is located at http://www.amusementbusiness.com.

BACKSTAGE ONLINE . Backstage Online, a joint effort between the Company and BPI, was launched in March of 1998 to provide easily accessible information for the performing arts profession. The site offers full-text news and articles as well as searchable databases including a two year news archive. Backstage Online includes industry specific features such as casting information and performing arts directories. The site is supported by both advertising and subscription revenues and is located at http://www.backstage.com.

BILLBOARD ONLINE. Billboard Online, a joint effort of the Company and BPI, is a global online network offering full-text news, articles and charts from the current issue of Billboard magazine. The Internet site also offers full access to Billboard magazine's vast electronic library of more than 20,000 charts in all music genres dating back to 1983 and full text articles dating back to 1991. Billboard Online is supported by both advertising and subscription revenues and is located at http://www.billboard.com.

HOLLYWOOD REPORTER ONLINE. The Hollywood Reporter Online (THR Online(TM)) is a joiNT effort between the Company and BPI to develop and operate databases serving the entertainment industry. It offers users access to the current and archived issues of Hollywood Reporter magazine. In addition, the users have access to film reviews and news articles relating to TV, film, and music, as well as information on current events and industry developments. The Hollywood Reporter Online service was launched in December 1996 and is supported by advertising and subscription revenues. The site is located at http://www.hollywoodreporter.com.

KNOWLEDGE EXPRESS DATA SYSTEMS, L.C. Knowledge Express Data Systems, L.C. ("KE") is a limited liability company in which the Company holds the majority controlling interest. KE combines its unique proprietary information resources with commercially available information databases including Bioscan(R), Corptech(R), PharmaVentures(TM) and MicroPatent(R), as well as others, into its own easily searchABLe online database version. KE cost effectively offers customers access to valid information resources that would be costly and time consuming to research on an individual basis. The service is accessed by business development and research professionals in the corporate and university fields via multi-user annual site license contracts or monthly package subscriptions. KE also generates revenue through website development, hosting and online services with business partners focused in the corporate and university fields. The site is located at http://www.knowledgeexpress.com.

PUREBASEBALL. The Company has an agreement with Reality Sports Inc. to jointly develop and operate a new online, interactive game, Pure Baseball, designed for fantasy baseball enthusiasts. This new Internet league play game became available in April 1998. The site is located at www.purebaseball.com.

OTHER

In addition to its online database services, the Company also performs software design, development and programming under contract for third parties and for related parties. The Company also offers video training tapes, financial books and monthly newsletters in conjunction with its financial products.

The Company's online services employ databases that consist of information typically obtained from public and private third-party sources, usually on a non-exclusive basis. Therefore, the Company's business is dependent upon its ability to obtain and maintain, on an ongoing basis, information for inclusion in the Company's databases. In prior years, acquisition of databases typically involved the payment by the Company of fixed, per use license fees and/or royalties based on revenue received and/or some combination of user subscriptions and actual database usage. The Company's current agreements with many information providers require minimum payments with variable rates based upon revenue. Such agreements will allow the Company lower royalty payments with expected increased revenue. Information suppliers typically license access to data on a multi-year or annual renewable basis, subject to termination by either party upon no less than 90 days notice. The Company also obtains information pursuant to non-exclusive licenses from private sector information compilers, some of which currently are, or in the future may be, direct or indirect competitors of the Company. There can be no assurance that the Company will be able to renew its current contracts with data sources, maintain comparable price levels for information acquired, or negotiate additional contracts with data sources as necessary to maintain existing products or introduce new products. Termination of the Company's relationship with one or more of the Company's information suppliers could have a material adverse effect on the Company's operations if the data became available through one of the Company's competitors and if the Company was unable to obtain comparable data through other sources. The Company considers continued access to databases as a critical factor in the competitiveness of its existing products and believes that future product development will depend on the availability of data in specific markets targeted by the Company. The Company does not believe at this time that the loss of any single source of data would be detrimental to its business.

MARKETING

The Company's online services are sold to customers for an initial licensing fee followed by a monthly fee package based upon hourly usage. Internet services are sold on fixed fee plans that are differentiated by the data and reports that can be accessed. To attract new subscribers, the Company typically offers initial money back guarantees and trial subscriptions. The Company also offers free trial periods for one month to subscribers of Wall Street City.

The Company's marketing objectives for its Internet and online services are to increase the number of subscribers, sell additional products to existing subscribers and increase average monthly online use per subscriber. The channels for increasing the number of subscribers include public relations, joint marketing agreements, trade shows and seminars, advertising, direct sales and word-of-mouth. The Company advertises in Investor's Business Daily, Barron's, Stocks & Commodities, other print media and through Internet banner ads.

The Company's primary market has historically been the sophisticated individual investor. The Company has significantly increased its individual subscriber base through advertising and marketing arrangements with major discount brokerage firms including American Express, Fidelity Investments Retail Services, and Charles Schwab & Co., Inc. These marketing arrangements typically require the brokerage firm to incorporate and package the Telescan financial software and a gateway to the Telescan database into their software products, or to incorporate an application interface in their software that allows access to the Telescan database. Typically, these third parties are responsible for their own marketing programs.

The Company actively seeks additional private labeling relationships for its financial products. In 1997, the Company entered into agreements with Citibank, Strategic Advisors, Inc. (a subsidiary of Fidelity Investments) and Time Inc. New Media. In 1998, the Company signed agreements with Altair Corporation (a subsidiary of Imperial Bank), Web Street Securities and Texas Galleria Corporation.

Telescan markets advertising space on Wall Street City and shares in advertising revenue marketed by affiliates.

Because of the breadth and cost effectiveness of the Company's financial online system, the Company targets users of competitors' financial analysis software packages as a source of online revenue. The Company has application interface products facilitating the downloading of information from the Telescan database to users of competitors' analysis software. The Company has continued to leverage the opportunity to tap the large data downloading market through cooperative alliances with several major charting software publishers including AIQ, Equis, Omega, Nirvana and Indigo.


MATERIAL CUSTOMERS

There were no customers during 1998, 1997 or 1996 to which sales exceeded 10% of total revenues.


PRODUCT DEVELOPMENT

The Company has developed and acquired proprietary software technologies to make its products easy to use and to achieve efficient searching of extensive databases using simple, non-Boolean logic search queries. Consequently, the Company believes that by using its proprietary technologies it can deliver superior Internet and online database services. The Company intends to employ its proven software technologies in developing additional products serving new markets and customers.

Telescan's software development staff includes 47 employees who develop new products and provide maintenance support for existing products. During the years ended December 31, 1998, 1997 and 1996, the Company spent approximately $2,519,000, $2,505,000 and $1,873,000, respectively, for software development activities, all of which was capitalized. All software development costs are charged to expense until technological feasibility is established, after which remaining software production costs are capitalized and amortized over periods ranging from three to five years. The Company also continuously evaluates opportunities to obtain new products through acquisition.


PROPRIETARY RIGHTS

The Company relies upon a combination of contract provisions and copyrights, patents, trademarks and trade secret laws to protect its proprietary rights in its products. The Company attempts to protect its trade secrets and other proprietary information through software licenses and nondisclosure agreements with product development partners, employees and consultants. Although the Company intends to protect and defend its proprietary rights vigorously, there can be no assurance that these measures will be successful.

With respect to software technologies that the Company has licensed to third parties for use in specific applications, the Company has entered into licensing agreements which are intended to protect the proprietary rights of the Company in such technologies. The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyright work.

The Company was granted a patent in 1997 by the U.S. Patent and Trademark Office for its core database development technology for quickly building customized online systems for multiple users. The patent was awarded for Telescan's "Multi-provider online communications system, an interactive system for remotely creating, editing and administering communications systems for online service providers". The Company was granted another patent in 1998 by the U.S. Patent and Trademark Office for, "Interactive systems for remotely creating, editing and administering an online communication system for a plurality of online service providers". The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, and the Company is not aware of any current infringement claims against the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future features or contents of services or that any such assertion may not result in litigation or require the Company to enter into royalty arrangements.

COMPUTER AND NETWORK OPERATIONS

The Company's data center computer system consists of commonly available personal computer processors, disk storage devices and telecommunications equipment, operated by a combination of Microsoft Windows NT and a proprietary operating system. The Company typically screens and filters incoming data feeds from third parties, using specific software routines, in order to detect errors and certain detectable viruses.

The Company's data center is located at the Company's headquarters facility. The data center has separate air conditioning units and the equipment room has a raised floor. The power system includes power conditioning, back-up battery, and full "zero downtime" emergency generator support on site, which is supplied by the facility owner. Data is regularly backed up and stored off-site and certain data is duplicated on separate storage devices within the data center. The building in which the data center is located has off-hours card key access, card key access to the Company's offices, separate card key access to the data center and 24 hour on site security personnel. The Company believes that data center system redundancy is afforded by the Company's ability to use commonly available computer processors, storage devices, and communications equipment, including the Company's non-data center computer systems, in its data center in case of equipment failure or other emergency. The Company's telecommunications network consists of the public packet switching networks provided by Sprint, Network Two, UUNET, GTE and MCI WorldCom. Through these networks, subscribers in hundreds of cities in the U.S. and Canada can dial a local number to connect to the Company's online services.

The Company believes that its computer and communications hardware systems are adequate for existing operations. The Company purchases additional hardware as required in order to accommodate any significant increases in the customer base for the Company's existing products and services, and to accommodate additional products and services.

The Company continually upgrades its computers and peripheral hardware to take advantage of technological advances. Further, the Company believes that future hardware and software advances will serve to improve the performance of the Company's systems. While the Company does not believe that it faces a material risk due to technological changes, there can be no assurance that the Company's existing technology will remain viable or that the Company will be able to meet technological advances that may be necessary in order for its technology to remain viable.


COMPETITION

The Company competes with companies that operate proprietary and/or Internet websites and online systems, many of which have significantly greater financial, technical and marketing resources than the Company. In addition, a substantial number of new competitors are entering the Internet and online services market as a result of the recent growth and the perceived future opportunities in this market. The Company believes the principal competitive factors in the Internet and online services markets include system performance, product differentiation, quality and quantity of content, user friendliness, price, customer support and effective marketing techniques. The Company believes that it competes effectively in these areas. Competitive pressures could result in reduced market share, price reductions and increased spending on marketing and product development, which could adversely affect the Company's financial condition and operating results. The Company believes that its business strategy of building marketing relationships with larger partners and expanding the range of its Internet and online offerings may serve to lessen the impact of future competitive pressures on the Company.


EMPLOYEES

As of December 31, 1998, the Company had 146 full-time employees with 47 in product development and maintenance; 24 in customer service; 24 in sales and marketing; 23 in computer operations; and 28 in general management and administration. None off the Company's employees is represented by a labor union and the Company has never experienced a work stoppage.


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

While not currently regulated, there is a possibility that the Company may become subject to laws governing investment advisors or other securities professionals. Regulations in this area are complex and ensuring compliance could cause a financial burden and become a time consuming process. There is no assurance the Company could make the necessary adjustments to achieve compliance.

DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

In February 1999, the Company announced plans to forego the previously reported spin-off of its non-financial business segment. Negotiations with a prospective buyer were terminated. The Company determined that there was greater strategic value in retaining and further developing certain operations within this segment.

Accordingly, the financial statements have been reclassified to include discontinued operations as continuing operations and the Company has applied the guidelines of Emerging Issue Task Force 90-16 and Financial Accounting Standards Board Statement No. 121. In applying these standards, the Company determined that estimated future undiscounted cash flows were below the carrying value of the long-lived assets. The Company adjusted the carrying value of the long-lived assets, primarily software development costs and capitalized data, to their fair market value resulting in a non-cash impairment loss of $1,530,000, which is included in the Company's 1998 operating results.

The non-financial segment includes operations provided to the advertising, entertainment and publishing industry through a third party alliance with BPI; Pure Baseball, an Internet-based game designed for fantasy baseball enthusiasts under an agreement with Reality Sports, Inc.; and KE, which provides multiple databases for the biotechnology/pharmaceutical industry.


ITEM 2. PROPERTIES

The Company's principal executive offices, as well as its principal marketing, computer operations and product development activities, are located in leased facilities in Houston, Texas, consisting of a total of 54,108 square feet. KE maintains a marketing and administrative office of approximately 2,800 square feet in King of Prussia, Pennsylvania. The current monthly aggregate rental for these facilities is approximately $58,000. The lease for Houston and King of Prussia expire in 2007 and 2002, respectively. The Company believes that its facilities are adequate for its present needs and that suitable space will be available to accommodate its anticipated future needs. In Houston, the Company has a five-year option for 15,769 square feet of contiguous office space plus the right of first refusal for an additional 20,103 square feet of contiguous office space.


ITEM 3. LEGAL PROCEEDINGS

In 1997, Gregory Reagan filed a suit against the Company in the District Court of Harris County Texas. The plaintiff asserted a claim under a verbal agreement to pay a royalty or finder's fee incident to a reciprocal marketing agreement, which Telescan signed with Omega Research, Inc. ("Omega"). Under the Omega agreement, Omega was given a financial incentive to encourage Omega's customers to subscribe to Telescan's then current stock market data services. The plaintiff claimed a share of the net revenues derived by Telescan under the Omega agreement. By letter dated February 28, 1996, Telescan gave notice of cancellation of the verbal agreement with Gregory Reagan based on the breaches of Reagan's duties under such verbal agreement. Telescan maintained that the verbal agreement was properly canceled. Reagan amended his petition to add a fraud claim to the case with a request for punitive damages. In September 1998, the Company and the plaintiff reached a settlement agreement in which the Company paid Gregory Reagan an amount in exchange for being released from further legal actions.

In August 1998, K. Shawn Walker and Scott Brown filed a lawsuit against TeleBuild, L.C. ("TeleBuild"), Friedman Interests, Inc. and the Company in the District Court of Harris County Texas. The plaintiffs, both former employees of TeleBuild, asserted breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, fraud and conspired for a declaratory judgment. The plaintiffs' cause of action arose fromTeleBuild's and Friedman Interests, Inc.'s refusal to purchase the plaintiff's ownership interest in TeleBuild. K. Shawn Walker and Scott Brown owned 5.6839% and 7.6628%, respectively of TeleBuild. In November 1998 the Company agreed to purchase a portion of each of the plaintiffs' interest in TeleBuild in settlement and release of this claim.

From time to time the Company is involved in certain other legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1998, there were no matters submitted to a vote of the security holders through solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is traded on the Nasdaq Small-Cap Market under the symbol "TSCN". The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock as reported by the Nasdaq Small-Cap Market. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                         COMMON STOCK PRICES
                                       -------------------------
                                           HIGH          LOW
                                       -------------  ----------

                    1997
         Quarter ended March 31           $ 5.88        $3.25
         Quarter ended June 30            $ 5.31        $2.88
         Quarter ended September 30       $ 7.63        $4.75
         Quarter ended December 31        $ 8.13        $5.88

                    1998
         Quarter ended March 31           $ 8.25        $5.00
         Quarter ended June 30            $13.25        $4.75
         Quarter ended September 30       $ 9.38        $3.88
         Quarter ended December 31        $10.13        $2.63


On March 26, 1999, the last closing price of the Company's common stock as reported by the Nasdaq Small-Cap Market was $19.562. As of March 26, 1999, the Company had approximately 300 stockholders of record, but believes it has approximately 3,000 beneficial holders.


DIVIDEND POLICY

The Company has never declared a cash dividend on its common stock. The convertible preferred stock dividend rate is 5% and is paid quarterly. The Board of Directors presently intends to retain all earnings for use in the Company's business, and therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. The declaration of dividends, if any, in the future would be subject to the discretion of the Board of Directors, which may consider factors such as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the five-year period ended December 31, 1998, has been derived from the audited historical consolidated financial statements of the Company as reclassified for retaining the previously reported discontinued operations. The historical consolidated financial data includes the results of acquired businesses from their dates of acquisition. The selected data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

                                                (in thousands, except per share amounts)
STATEMENT OF OPERATIONS:                               YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                         1998         1997        1996       1995        1994
                                       --------    --------    --------    --------    --------
Revenue ............................   $ 15,542    $ 16,125    $ 13,756    $ 13,989    $ 10,477
Cost of services and products ......      9,152       8,756       8,549       7,769       6,489
Marketing, general & administrative       9,240       7,458       8,403       7,143       6,425
Loss on writedown of impaired assets      1,530        --          --          --          --
Interest expense, net ..............         97         105          83          65          42
Minority interest in (income)
  loss of subsidiary(1) ............        142         409         345        (226)       (152)
                                       --------    --------    --------    --------    --------

Income (loss) from continuing
  operations .......................     (4,335)        215      (2,934)     (1,214)     (2,631)
Income (loss) from
  discontinued operations ..........         19         (19)       --          --          --
                                       --------    --------    --------    --------    --------
Net income (loss) ..................     (4,316)        196      (2,934)     (1,214)     (2,631)

Preferred dividends including
  incremental yield dividend .......        138        --          --          --          --
                                       --------    --------    --------    --------    --------
Income (loss) available for
  common stockholders ..............   $ (4,454)   $    196    $ (2,934)   $ (1,214)   $ (2,631)
                                       ========    ========    ========    ========    ========

Income (loss) per common share
  from continuing operations:
    Basic ..........................   $  (0.41)   $   0.02    $  (0.28)   $  (0.12)   $  (0.28)
    Diluted ........................   $  (0.41)   $   0.02    $  (0.28)   $  (0.12)   $  (0.28)
Income (loss) per common share
  from discontinued operations:
    Basic ..........................   $   --      $   --      $   --      $   --      $   --
     Diluted .......................   $   --      $   --      $   --      $   --      $   --
Net income (loss)
    Basic ..........................   $  (0.40)   $   0.02    $  (0.28)   $  (0.12)   $  (0.28)
    Diluted ........................   $  (0.40)   $   0.02    $  (0.28)   $  (0.12)   $  (0.28)

Weighted average shares outstanding:
    Basic ..........................     11,039      10,766      10,615       9,777       9,480
    Diluted ........................     11,039      10,939      10,615       9,777       9,480

BALANCE SHEET DATA:                                             DECEMBER 31,
                                       --------------------------------------------------------
                                         1998        1997        1996        1995        1994
                                       --------    --------    --------    --------    --------

Working capital ....................   $    726    $    744    $    454    $  2,143    $  1,369
Total assets .......................     12,008      12,477      11,466      10,859       8,317
Total long-term obligations ........        343         475         488         488         603
Total stockholders' equity .........      7,818       8,749       7,964       7,965       6,022


(1) Reflects recognition of income and losses of Knowledge Express Data Systems, L.C. of which the minority interest holder owns 44.42%. Losses in 1998, which exceeded the minority stockholder's investment, were absorbed 100% by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and related notes, and the preceding "Item 6 - Selected Financial Data".

RESULTS OF OPERATIONS


OVERVIEW

Revenue is generated in the form of Internet and online service fees, licensing and development fees, fees from third parties, advertising fees, product sales, and affiliate contract revenue. The Company's Internet and online service revenue is composed of individual subscribers paying recurring monthly usage fees and annual subscription fees, together with fees from third parties for licensing and developing private label versions of the Company's database applications. Advertising revenue is derived from ads placed on the Company's Wall Street City website (http://www.wallstreetcity.com). Product revenue is generated from the sale of online system software, software and service enhancements, major product upgrades and related educational and training products such as books and videotapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the various needs of the sophisticated user. The Company's contract revenue is generated from providing contract service to TeleBuild. See "Item 13
- Certain Relationships and Related Transactions". The contract services include developing, operating and maintaining online database systems and providing administrative services.

The expansion of private label arrangements combined with the rapid growth of the Internet is shifting the concentration of the Company's revenues away from its more traditional base of online services accessed via modem. All of the private label agreements the Company entered into in 1997 and 1998 are based on the delivery of tools and content over the Internet. This emphasis contributed to the 41% increase in Internet revenue from 1997 to 1998. Additionally, the growth in popularity of the Company's Wall Street City website from an average of 2 million page impressions in the first quarter of 1997 to over 11 million page impressions in the last quarter of 1998 reflects the growing significance of Internet based revenue to the Company. The rise in page impressions contributed to the nearly four-fold increase in advertising revenue.

The Company derives a significant amount of revenue from third parties for licensing private label versions of its data and search technology. In 1996, the Company substantially expanded its private labeling arrangements under agreements with such major corporations as American Express, Charles Schwab & Co., Fidelity Investments and Standard & Poor's. In 1997, the Company continued this expansion by signing agreements with Citibank, Time Inc. New Media and Strategic Advisors, Inc. (a subsidiary of Fidelity Investments). In 1998, the Company added agreements with Altair Corporation (a subsidiary of Imperial
Bank), Web Street Securities and Texas Galleria Corporation. The Company has recognized upfront licensing fees from several major third party alliances. However, the continuing revenue streams will be realized in future periods. The success of future revenues shared between the alliance partner and the Company is largely dependent upon marketing efforts by the third party.

The Company's commitment to concentrate efforts and resources on its core Internet financial services operations contributed to the decline in product revenues. In 1997 the Company introduced TIP@Wallstreet which allowed Windows-based customers access to the Company's popular Wall Street City website. Several software enhancements were released in 1998; however, no new major software products were introduced in 1998. Costs associated with product sales are variable in nature and include commissions, production, royalties and distributioncosts. Gross margins are impacted by the mix of in-house product sales versus the sale of products subject to royalties. Cost of products as a percentage of product sales was 50%, 45% and 61% in 1998, 1997 and 1996, respectively. In periods with larger in-house product sales and no royalty payments, the gross margins will be higher. Royalties on product sales in 1997 were significantly higher than 1998.

The Company's Internet and online cost of service expenses primarily include communication expenses, royalties and data costs, customer service expense and amortization of software development costs. Cost of service as a percentage of service revenue was 64%, 61% and 67% for 1998, 1997 and 1996, respectively. These percentages can vary significantly with the amount of licensing fees recognized, which carries no associated costs.

In the first quarter of 1999, the Company canceled plans to spin-off the non-financial segment of the business. Management determined there was a greater strategic value in developing Internet services for the non-financial industry. The non-financial segment sustained losses of $1,558,000, $614,000 and $660,000 for years ended December 31, 1998, 1997 and 1996, respectively. The results for 1998 include an impairment loss of $1,530,000 without which the non-financial segment showed a loss of $28,000. The significant improvement in results in 1998 contributed to management's decision to retain the non-financial segment. The improvement in 1998 was primarily due to increased revenues from hosting BPI websites, the addition of two new websites for BPI and higher advertising revenues. In making the decision to retain the non-financial segment it was determined that certain operations within the non-financial segment would not produce future cash flows sufficient to recover recorded costs. Accordingly, the assets were written down to fair market value in compliance with accounting principles. The non-financial segment does not operate on a positive cash flow but is currently expected to perform profitably by the end of the second quarter of 1999. The Company is committed to devote the necessary capital resources and personnel to accomplish this goal.

During the fourth quarter of 1998, the Company recorded additional non-cash charges to the financial segment. These included $315,000 for increased provision for doubtful accounts and $222,000 in other marketing and general and administrative expenses.

Portions of certain license fees contracted for in the fourth quarter of 1998 were cancelled in the first quarter of 1999 in accordance with the cancellation provision. The non-cancelled portion, which is being negotiated, will be recognized in 1999.

In May 1998, the Company retained NationsBanc Montgomery Securities LLC to assist the Company in exploring strategic alternatives to maximize Stockholder value. This agreement has been extended to include maximizing the value of the non-financial operations.

In January 1999, the Company announced that General Electric's NBC unit, in conjunction with its affiliate, GE Capital's Equity Capital Group, jointly purchased 1,220,237 shares or 9.9% of the Company's common stock. In February 1999, the Company completed an agreement with NBC to license its technology and portions of its investor content as well as provide hosting services.


1998 COMPARED TO 1997

Revenues for the year ended December 31, 1998 decreased $583,000, or 4%, compared to the same period in 1997 reflecting lower Company financial service revenues and reduced product sales.

Service revenues for the year ended December 31, 1998 totaled $13,677,000 as compared to $13,296,000 in 1997. In 1998 the Company recognized revenues of $1,927,000 from new licensing agreements as compared with $943,000 in 1997. The increase in licensing revenue was offset by a decrease of $987,000 in revenues from American Express. License fees for up to an additional $1,400,000 were contracted for during the fourth quarter of 1998; however, a cancellation provision will cause the non-cancelled revenue to be recognized in 1999. Advertising revenues were higher by $282,000, or 233%, for the year ended December 31, 1998 as compared to the same period in 1997. The increase is attributable to the growing popularity of the Company's Wall Street City website. Non-financial revenue from the entertainment portion of the Company's business and KE was $753,000 higher for the year ended December 31,1998 as compared to the prior year. The improvements were primarily due to increased revenue from the alliance with BPI and the introduction of two new websites by BPI, which are hosted by Telescan. Online, or modem based, service revenue was lower by $768,000 due to the Company's increased concentration in the Internet arena. Fees earned from services provided to the discount brokerage business fell $744,000 for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The majority of the discount brokerage business revenue is online and is phasing out as the Internet continues to grow.

Product revenues fell $794,000, or 53%, from 1997 to 1998. In 1997 the Company introduced a major new product, TIP@Wallstreet which allowed Windows-based customers to access the Company's Wall Street City website. In 1998 the Company focused its resources on the Internet and enhanced existing products.

Contract revenue from affiliates was lower by $170,000 for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due to lower sales to TeleBuild.

Cost of services was higher by $728,000, or 9%, for the year ended December 31, 1998 as compared to 1997. Data/Royalty expenses were $841,000 higher in 1998 as compared to 1997 due to increased minimum payment requirements to data suppliers. The Company has agreed to higher minimum payment requirements and reduced variable costs with its data suppliers in contemplation of increased revenues. Software development amortization increased $437,000 in 1998. These increases were partially offset by communication costs, which were lower by $356,000 due to reduced minimum payment requirements from two providers and fewer online subscribers. Customer service expenses were lower by $123,000 due to fewer customer service employees. Cost of sales for TeleBuild was $160,000 lower for 1998 as compared to 1997 due to reduced revenue. Cost of products was $332,000 lower for the year ended December 31, 1998 as compared to the same period in 1997. The 48% decrease in cost of products is attributable to the 53% decrease in product sales.

Marketing expenses totaled $2,889,000 for the year ended December 31, 1998 as compared to $2,487,000 for the year ended December 31, 1997. The $402,000 increase is due primarily to a one-time charge to increase the bad debt reserve of $315,000 which caused a $293,000 increase in bad debt expense. Another one-time charge of $102,000 for commissions was incurred in 1998; however, this was offset by lower salary expense. Advertising/sales promotion expenses were higher by $234,000, or 38%, in 1998 as compared to 1997 due to increased marketing campaigns in 1998.

General and administrative expenses were $1,380,000, or 28%, higher in 1998 as compared to 1997. Salary expense, net of capitalization, was $753,000 higher in 1998 as compared to 1997 resulting from increased staffing levels to accommodate the development requirements associated with new licensing agreements. Legal expenses and settlement fees increased by $278,000 as a result of settling all outstanding lawsuits involving the Company in 1998. Depreciation/equipment rental was higher by $184,000. One-time non-cash charges of $120,000 were charged in the last quarter of 1998.


1997 COMPARED TO 1996

Revenue for the fiscal year ended December 31, 1997 increased $2,369,000, or 17%, from 1996 primarily reflecting higher service revenues under private label agreements and increased advertising revenue from the Company's Wall Street City website.

Service revenues increased $2,223,000 from 1996 to 1997. Service revenues resulting from the Company's alliance with American Express were $1,037,000 higher in 1997. License fees of $750,000 from Citibank and $216,000 from other third party alliances were included in service revenue in 1997. Revenues from Wall Street City rose by $500,000, of which $119,000 was attributable to increased advertising revenues. Revenues from services provided to the discount brokerage business rose by $1,349,000 from 1996 to 1997, but were offset by lower Company online revenue of $1,197,000. Revenues from the non-financial segment decreased $543,000 due mainly to the loss by KE of the Department of Energy contract, which expired in March 1996.

Product revenues declined $441,000 due to the Company placing greater emphasis on developing the Company's website in preference to online software products. Contract revenue from affiliates was higher by $587,000, or 80%, reflecting higher revenue from the Company's affiliate, TeleBuild.

Cost of services was higher by $706,000, or 10%, for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The major contributors to the increase included higher amortization of software development costs of $341,000, increased royalty/data costs of $254,000 and increased costs of affiliate revenue of $610,000, partially offset by a $296,000 decrease in costs associated with the Department of Energy contract of $296,000 and communication costs of $92,000. Cost of products was lower by $499,000 from 1997 to 1996. Unprofitable seminars were eliminated which contributed $204,000 to the reduction. Lower costs were also the result of reduced product sales.

Marketing expenses were $679,000, or 21%, lower for 1997 as compared to 1996. Salaries and related benefits, net of capitalization, were lower by $388,000 from 1996 to 1997. Sales promotion expenses were reduced by $211,000 for the same time period.

General and administrative expenses decreased $266,000, or 5%, from 1996 to 1997. Salaries and related benefits, net of expenses capitalized as software development costs, were $208,000 lower for the year ended December 31, 1997 as compared to the same period in 1996. Legal, consulting fees and telephone expenses allocated to general and administrative were all approximately $150,000 lower in 1997 as compared to 1996. These reductions were partially offset by increased depreciation/equipment lease expense of $275,000.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash and cash equivalents aggregating $627,000, which represents a $478,000 decrease from the prior year. Net cash used by operating activities was $736,000 for the year ended December 31, 1998 compared to cash provided by operations of $2,201,000 for the year ended December 31, 1997. This $2,937,000 decrease in cash used by operations was primarily due to the loss of $4,473,000, which included a non-cash charge of $1,530,000 for the impairment of assets.

The Company's primary capital needs are for (1) the continued investment in technology through its software development activities and (2) the purchase of computers and communications equipment. During the year ended December 31, 1998, the Company invested $2,519,000 in software development costs and acquired property and equipment totaling $590,000 (including equipment financed by long-term leases). The Company estimates that it may invest an additional $1,500,000 to $2,000,000 in capital expenditures over the next twelve months. A large portion of the capital expenditure requirement will be used to support the NBC license agreement. Costs incurred in connection with this license agreement will be reimbursed by NBC.

The Company believes that cash on hand is sufficient to meet working capital requirements. In May 1998, the Company issued 120,000 shares of 5% Convertible Preferred Stock in exchange for $3,000,000. In January 1999, the Company sold 9.9% of its common stock, or 1,220,237 shares, to General Electric's NBC unit for approximately $9,400,000.

A downturn in the equity markets could cause a reduction in revenue since the number of subscribers tends to increase in an upward market. This could have an adverse effect on the Company's financial position and results of operations; however, the Company believes that the effect of such adverse conditions would be minimized by its alliances with third parties, which in some cases provide for guaranteed minimum payments.

INFLATION

Although management believes that inflation has not had a material effect on the results of its operations during the past three years, there can be no assurance that the Company's results of operations will not be affected by inflation in the future.


SEASONALITY

The Company does not believe that seasonality has a discernible effect on the Company's aggregate results of operations, which is influenced by an array of other diverse factors, including general economic and stock market conditions, new product releases and the existence or absence of significant contracts.


FORWARD-LOOKING INFORMATION

In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-K and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions and expectations for funding capital expenditures and operations in the future. When used herein, the words "believe", "anticipate", "hope", "estimate", "project", "intend", "expect" and similar expressions are intended to identify such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no statements contained in this Form 10-K should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

Important factors that could cause actual results to differ materially from the expectations reflected in any forward-looking statements herein include, among other things, (1) the volatile nature of the securities business, (2) the uncertainties surrounding the rapidly evolving markets in which the Company competes, (3) the uncertainties surrounding technological change and the Company's dependence on computer systems, (4) the Company's dependence on its intellectual property rights, (5) the success of marketing efforts by third parties in revenue sharing agreements, (6) the potential of increased governmental regulation of the telecommunications industry and the Internet, (7) the changing demands of customers, and (8) arrangements with present and future customers and third parties.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date and the Company will not update that information except as required by law in the normal course of its public disclosure practices.


YEAR 2000 READINESS

The potential problems referred to as "Year 2000" or "Y2K" result from systems using only two digits to indicate the year in a date and thereby not being able to distinguish between January 1, 1900 and January 1, 2000. In addition, certain systems may fail to detect that the year 2000 is a leap year.

The Y2K issue affects the Company's internal systems, including information technology (IT) and non-IT systems. To evaluate these systems, the Company has organized a task force to address software, hardware network, PC and third party data and communication provider issues. The task force has created a comprehensive action plan to assess and evaluate current systems and is currently implementing replacements and modifications where necessary. The final phase of the action plan includes thoroughly testing systems and developing contingency plans as specific problems are identified.

The Company has substantially completed the assessment phase of its internal hardware and software applications and is in the process of upgrading or replacing non-compliant systems in the course of upgrading the computer hardware. The Company has not accelerated the replacement dates for non-compliant equipment, and the cost of upgrading non-compliant equipment was previously included in the Company's planned capital expenditures. The Company currently intends to complete its replacement and modification phase for internal hardware and software applications in the second quarter of 1999. The Company believes its host system, which is considered by management to be the Company's critical system, is Y2K compliant since this system has control logic based on binary Julian dates rather than the two-digit format. The Company is currently testing its host system to ensure that it is Y2K compliant. Furthermore, the Company expects that all phases of Y2K compliance can be accomplished with current staffing levels. To date, no Y2K remediation costs have been expensed and future costs, which are expected to be minimal, will not be reflected in the financial statements until incurred.

The Company's Internet and online services are highly dependent upon outside communication and third party data providers. The Company has compiled a list of critical providers and vendors, which approximates 30, and is contacting them to assess and monitor their compliance and remediation efforts. The Company cannot currently identify whether all Y2K issues resulting from outside communication and third party data providers will be resolved.

The most reasonably likely worst case scenario is the failure of one or more outside communication or third party data provider to be Y2K compliant. Such failure could require the Company to incur unanticipated expenses to replace such outside communication or third party data, if needed, to maintain the Company's products and services at expected levels, which action could have a material adverse effect on the Company's business, results of operations and financial condition. The Company anticipates being available to determine the worst case scenarios by June 30, 1999. As the Company's testing phases of internal hardware and software applications are completed and the assessments of outside communication and third party data providers are received, the Company will develop an applicable contingency plan for Y2K issues. The contingency plan to react to the worst case scenario should be developed by the Company no later than the end of July 1999.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are filed pursuant to Item 14(a)1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's directors and executive officers are as follows:

             Name                    Age               Position
     ------------------------------------------------------------------------------------------
      David L. Brown                 58    Director, Chairman and Chief Executive Officer
      Richard  K.  Carlin, Ph.D.     43    Director, Vice Chairman and Chief Technology Officer
      Ronald Warren                  52    President, Chief Financial Officer
      Luiz V. Alvim**                68    Executive Vice President and Chief Operating Officer
      Roger C. Wadsworth             51    Director and Senior Vice President
      Joseph  F.  Frantz, II         35    Vice President
      Danny E. Hoover                51    Vice President
      William T. Melton              62    Vice President
      Jerrold B. Smith               46    Vice President
      Neil S. Waldman                41    Vice President
      Christopher A. Glowacki        31    Director
      Ronald W. Hart, Ph.D.          57    Director
      Burt H. Keenan                 59    Director
      Russell I. Pillar              33    Director
      Roy T. Rimmer, Jr.             58    Director
      William D. Savoy               34    Director
      Steven C. Wood                 47    Director


**  Retired

Each director holds office until the next annual meeting of stockholders or until his successor has been elected and qualified. The Compensation Committee and Audit Committee of the Board of Directors are each composed of Messrs. Glowacki, Hart, Keenan, Pillar, Rimmer, Savoy, and Wood.

DAVID L. BROWN, Chairman of the Board and Chief Executive Officer since 1990, has served as a Director of the Company since 1989. Mr. Brown is co-author of CYBER-INVESTING: CRACKING WALL STREET WITH YOUR PERSONAL COMPUTER, a best seller on computerized investing, WALL STREET CITY, a guide to investing on the Internet, and GETTING STARTED IN ONLINE INVESTING, the latest release in the Getting Started series, all published by John Wiley and Sons, Inc. From 1978 to 1986, Mr. Brown was President, and from 1992 to 1993 a Director, of Time Energy Systems, Inc., a public company now known as the ACR Group, Inc. He has served as Chairman of the U.S. Science and Technology Commission for the Emerging Leaders Summit Conference series with the USSR. For the past ten years, he has served as a Director of the Alliance for Aging Research, based in Washington, D.C. He has also served as Chairman of the New Millennium Committee of the Planetary Society, a group based in Pasadena, California, which supports space exploration. He has served as Chairman of the Advisory Board of the Southwest Council of Public CEOs and on the boards of several banks and financial institutions. Mr. Brown began his career in the space program at NASA, where he headed the team of engineers who designed the landing gear for the first lunar module. Mr. Brown holds a B.S. degree in mechanical engineering from the University of Pittsburgh and a M.B.A. from the University of Houston.

DR. RICHARD K. CARLIN, Vice Chairman of the Board since 1993 and Chief Technology Officer since 1997, was one of the founders of Telescan and has served as a Director of the Company since 1989. From 1988 to April 1990, Dr. Carlin served as the Director of Technology Information Center, a subsidiary of Maxwell Communications, where he managed the development and maintenance of a technology transfer online database. From 1983 to 1988, he was with D.B. Technology, Inc., the predecessor to the Company. From 1981 to 1983, Dr. Carlin was Assistant Professor at Rockefeller University. Dr. Carlin holds a B.S. degree in biophysical sciences from the University of Houston and a Ph.D. in biochemistry, also from the University of Houston. Dr. Carlin is co-inventor of the technology for which the Company was awarded two patents.

RONALD WARREN was appointed to the additional position of President in 1999 after having served as Chief Financial Officer since 1996. From 1986 to 1996, Mr. Warren served as Vice president and Chief Financial Officer of CogniSeis Development, Inc., a multinational company that developed and sold computer software, hardware and systems to a worldwide customer base. From 1975 to 1985, Mr. Warren held various financial management positions at Sonat Offshore Drilling, Inc., a large international drilling contractor, including Treasurer and Controller. Mr. Warren holds M.B.A. and B.A. degrees from Hofstra University and is a Certified Public Accountant.

LUIZ V. ALVIM was appointed Chief Operating Officer in May 1996. He was named Executive Vice President and "Acting" Chief Operating Officer of the Company in March 1996, after having served as the Company's Director of Financial Research and Chairman of the International Committee since 1994. From 1975 to 1977, Mr. Alvim was the Director of Special Operations at A. Schulman, Inc. From 1977 through 1987, Mr. Alvim served as president of Intergulf, Inc. In 1987, Mr. Alvim joined the Company as the Special Assistant to the CEO where he served until 1988 when he joined PanAtlantica SA. as Executive Vice President and Chief Operating Officer. Mr. Alvim returned to the Company in 1994. Mr. Alvim holds a Masters degree in civil engineering from the University of Porto in Portugal. Mr. Alvim retired from the Company in March 1999 after nearly ten years of service.

ROGER C. WADSWORTH, Senior Vice President since 1990, has served as a Director since 1989. From 1988 to 1990, Mr. Wadsworth served as President of the Company. From 1983 to 1988, Mr. Wadsworth was employed as Vice President of Information Management Services, Inc., in Houston, Texas, where he provided management services to investment vehicles such as limited partnerships and joint ventures. From 1979 to 1983, he served as co-owner of D. Russell Smith Associates, a restaurant and tenant finish general contractor. Mr. Wadsworth holds a B.B.A. degree from the University of Houston.

JOSEPH F. FRANTZ II, Vice President of the Company since May 1995, was appointed to the additional position of Chief Information Officer in February 1999. Mr. Frantz previously held the positions of Computer Operations Manger, End-User Software Product Manager and Senior Programmer after joining the Company in 1987 as a Technical Support Representative. Mr. Frantz holds a B.S. in Applied Mathematics from the University of Houston and a M.S. in Management Computing and Systems from Houston Baptist University. Mr. Frantz is co-inventor of the technology for which the Company was awarded two patents.

DANNY E. HOOVER, Vice President since September 1996, previously held the positions of Manager of Development, Manager of Windows Development and Senior Windows Programmer. Before joining the Company in 1992, Mr. Hoover was employed as operations manager for Praxis Incorporated, a supervisory control automation company in Houston, Texas. Mr. Hoover holds a B.S. in Electrical Engineering from Texas A&M University.

WILLIAM T. MELTON, Vice President since January 1995, previously held the position of Manager of Project Development. Before joining the Company in October 1993, Mr. Melton served as a Project Manager with IBM, having previously served in other sales positions as a 30-year employee of that company. Mr. Melton holds both a B.S. in Business Administration and a M.B.A. from the University of Arkansas.

JERROLD B. SMITH, Vice President since March 1998, previously held the positions of Business Development Manager for the Company's Internet site, Wall Street City, and Technical Support Supervisor after joining the Company in 1995. Prior to joining the Company, Mr. Smith practiced financial planning and asset management in Houston, Texas. From 1986 to 1988, Mr. Smith was national Sales Manager for USOne Apparel of New York. From 1976 to 1986, Mr. Smith was a salesman and ultimately regional Vice President of Donmoor, Inc., a wholesale apparel manufacturer, also of New York. Mr. Smith holds a B.S. in Business Administration from the University of Houston.

NEIL S. WALDMAN, Vice President since May 1995, previously held the position of Director of Institutional Sales. Before joining the Company in 1993, Mr. Waldman was employed as Manager of Business Development for IDD Information Services, Inc., where he was instrumental in the introduction of three new products for the investment management and brokerage communities. From 1989 to 1991, Mr. Waldman served as Vice President of sales and marketing for Vista Computer, Inc., where he directed sales and marketing for the developer of integrated software solutions targeted at international commodities traders. Mr. Waldman holds a B.S. in Business Administration from Northeastern University.

CHRISTOPHER A. GLOWACKI has worked in business development at NBC for over five years. In his current role as Vice President of Business Development for NBC Interactive, Mr. Glowacki oversees the development and implementation of NBC's strategy in interactive media, including the Internet and Interactive Television. Additionally, Mr. Glowacki is responsible for the development of new business opportunities that arise from the network's conversion to digital broadcasting. Mr. Glowacki, who reports to Martin Yudkovitz, President of NBC Interactive, has a team of executives reporting to him who create opportunities through internal development, joint ventures, mergers and acquisitions and minority investment. In addition to such projects as MSNBC and SNAP, NBC has minority investments in several high profile Interactive companies, including the Company, CNET, TalkCity, iVillage, InterVu, Intertainer, Wink and U.S. Web, as well as two venture capital funds, Media Technology Ventures and Media Technology Equity Partners. Mr. Glowacki holds a M.B.A. from the University of Michigan and a B.A. from Amherst College. Mr. Glowacki has been a director since February 1999.

DR. RONALD W. HART has been a Distinguished Scientist in Residence for the Food and Drug Administration, Public Health Service, since 1992. From 1980 to 1992, he was the director for the National Center for Toxicological Research, Food and Drug Administration, Public Health Service, Department of Health and Human Services in Jefferson, Arkansas. From 1987 to 1993, Dr. Hart served on the Board of Directors of First Commercial Bank Corporation of Little Rock, Arkansas. Dr. Hart has received over 30 awards and recognition for his research and administrative accomplishments and is an internationally recognized scientist and science manager holding the position of Distinguished Professor at a number of universities and colleges, including Cairo University, Cairo, Egypt; Gangzou University, Gangzou, China; and Moscow State University, Moscow, Russia. Dr. Hart also serves as a Professor at the University of Arkansas Center for Medical Sciences and the University of Tennessee Center for Health Sciences. Dr. Hart has published over 600 manuscripts on various topics, including research management and administration and is a fellow of the American College of Toxicology, American Association for the Advancement of Science, and the Gerontology Society of America. Dr. Hart received his B.A. in 1967 from Syracuse University, a M.S. in 1970 and a Ph.D. in 1971 at the University of Illinois, Urbana. Dr. Hart has been a Director since 1990.

BURT H. KEENAN is Chairman and Chief Executive Officer of Independent Energy Holdings, plc, a London Stock Exchange and Nasdaq listed company, which is the largest independent generator/supplier of electricity in the deregulated markets of the United Kingdom. From 1969 to 1986, Mr. Keenan was the founder, Chairman and Chief Executive Officer of Offshore Logistics, Inc., a Nasdaq quoted marine and aviation oil and gas service company. Mr. Keenan is a Director of Halter Marine, Inc., an American Stock Exchange listed company engaged in U.S. shipbuilding. He has a Bachelors and Masters degree from Tulane University and resides in London. Mr. Keenan has been a Director since 1988.

RUSSELL I. PILLAR has served as President and Chief Executive Officer of Virgin Entertainment Group, Inc., the North American operations of Richard Branson's Virgin group of companies, since November 1998. Mr. Pillar served as President and Chief Executive Officer of Prodigy Communications Corporation's Prodigy Internet division from September 1997 through August 1998, having joined Prodigy's Board of Directors as part of the group which purchased the company in October 1996. Since October 1991, Mr. Pillar has also served as Managing Partner of Critical Mass, a technology incubator/venture capital firm. From December 1993, through October 1996, he served as President, Chief Executive Officer and Director of Precision Systems, Inc., a publicly traded international telecommunications software provider. Mr. Pillar serves on a number of public and private boards, including Prodigy Communications Corporation and is an active member of the Young President's Organization and the Council on Foreign Relations. Mr. Pillar graduated Phi Beta Kappa, cum laude from Brown University. Mr. Pillar has been a Director since 1997.

ROY T. RIMMER, JR. was appointed to the Board of Directors in October 1998. Mr. Rimmer is Chairman and Chief Executive Officer of Producers Pipeline Corporation, a growing independent oil and gas operator, primarily engaged in the acquisition and construction of crude oil and natural gas gathering and transportation systems. Prior to joining Producers Pipeline in 1986, Mr. Rimmer, a veteran oil industry executive, was Chairman and Chief Executive Officer of Republic Gas Gathering Systems, Inc. Mr. Rimmer has also held senior management positions with Republic Aluminum Corporation, Capital Building Systems, Universal Lancaster Corporation, and AGC Industries.

WILLIAM D. SAVOY currently serves as Vice President of Vulcan Ventures Incorporated, a venture capital fund wholly-owned by Paul G. Allen, co-founder of Microsoft Corporation. From 1987 until November 1990, Mr. Savoy was employed by Layered, Inc., a company controlled by Mr. Allen, and became its President in 1988. From November 1990 until the present, Mr. Savoy has served as President for Vulcan Northwest Inc., a company which manages the personal financial activities of Mr. Allen. Mr. Savoy serves on the Advisory Board of Dream Works SKG of Los Angeles, California and serves on the Board of Directors of CNET, Inc. of San Francisco, California; Harbinger Corporation of Atlanta, Georgia; Metricom, Inc. of Los Gatos, California; Ticketmaster Online-CitySearch, Inc., of Pasadena California; USA Networks, Inc., of St. Petersburg, Florida; and U.S. Satellite Broadcasting of Minneapolis, Minnesota. Mr. Savoy also represents Mr. Allen in a wide variety of other personal financial transactions. Mr. Savoy holds a B.S. in Computer Science, Accounting and Finance from Atlantic Union College. Mr. Savoy has been a Director since 1993.

STEPHEN C. WOOD is currently President and Chief Executive Officer of Wireless Services Corporation based in Bellevue, Washington. Until May 1996, Mr. Wood was President and CEO of Notable Technologies, L.L.C., which filed for bankruptcy in 1996. From 1993 through 1994, Mr. Wood served as Vice President of Information Broadcasting for McCaw Development Corporation located in Kirkland, Washington. Until February 1993, he was President of Starwave Corporation, a company he formed in 1991 with Microsoft Corporation co-founder Paul G. Allen to develop and market data and information products. From 1986 through 1991, Mr. Wood served in several executive positions at Asymetrix Corporation, a software development and marketing firm founded by Mr. Allen. From 1980 until 1985, Mr. Wood was in charge of building a microcomputer software development organization for Datapoint Corporation in Austin, Texas, after serving in Research & Development and marketing positions. Mr. Wood began his career in 1976 when he became the sixth employee of Microsoft Corporation, where he was general manager from 1977 to 1980. Mr. Wood holds a B.S. in Computer Engineering from Case Western Reserve University and a M.S. in Electrical Engineering from Stanford University. Mr. Wood has been a Director since 1992.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1998, 1997, and 1996, of the Chief Executive Officer and the Company's other most highly compensated executive officers who were serving the Company at the end of 1998 and who earned $100,000 or more that year. No other executive officers of the Company received compensation exceeding $100,000 during 1998.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
                                     ANNUAL COMPENSATION              COMPENSATION
                             -----------------------------------  ---------------------
                                                                  SECURITIES UNDERLYING
NAME                         YEAR          SALARY         BONUS           OPTIONS
----                         ----          ------         -----   ---------------------
David L. Brown               1998         $140,000         ---             28,800
CHIEF EXECUTIVE OFFICER      1997         $138,425         ---             31,443
                             1996         $124,906         ---             12,000

Richard K. Carlin            1998         $107,700         ---             17,400
CHIEF TECHNOLOGY OFFICER     1997         $101,598       $2,911            15,941
                             1996         $ 89,257         ---              7,500

Ronald Warren                1998         $100,000         ---             14,000
PRESIDENT AND CHIEF          1997         $ 95,333         ---              9,416
FINANCIAL OFFICER            1996         $ 16,731         ---             12,000


Luiz V. Alvim                1998         $116,205         ---              7,000
CHIEF OPERATING OFFICER      1997         $105,404         ---             16,505
                             1996         $ 87,894         ---             22,000

Neil S. Waldman              1998         $112,575         ---              5,300
VICE PRESIDENT               1997         $111,755       $6,267             7,474
                             1996         $103,216         ---              2,500

DIRECTOR COMPENSATION

The Company does not currently pay any directors' fees in cash, but it reimburses expenses incurred by its directors to attend board meetings. Directors who are not officers of the Company were granted stock options (i) in February 1998 for 5,000 shares at an exercise price of $6.44 per share until January 31, 2008 and (ii) on December 30, 1998 for 6,000 shares at an exercise price of $8.91 per share exercisable until December 30, 2008 for services provided to the Company as directors.

STOCK OPTIONS

The following tables set forth information relating to the named executive officers with respect to (i) stock options granted in 1998 and (ii) the total number of exercised options through 1998 and the value of the unexercised in-the-money options.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)


                       NUMBER OF                                                            POTENTIAL REALIZABLE VALUE AT
                      SECURITIES                                                               ASSUMED ANNUALRATE OF
                      UNDERLYING    PERCENT OF TOTAL     EXERCISE                           STOCK PRICE APPRECIATION FOR
                       OPTIONS     OPTIONS GRANTED TO    PRICE PER     EXPIRATION                    OPTION TERM
NAME                  GRANTED         FISCAL YEARN         SHARE          DATE                  5%                10%
----                  -------         -----------        ----------    -----------          ---------          ---------
David L. Brown           12,000(1)        3.3%             $6.44        1/31/2008            $48,601           $123,164
                         16,800(1)        4.6%             $8.91       12/30/2008            $94,138           $238,564

Richard K. Carlin         7,400(1)        2.0%             $6.44        1/31/2008            $29,971           $ 75,951
                         10,000(1)        2.7%             $8.91       12/30/2008            $56,035           $142,002

Ronald Warren             6,000(1)        1.6%             $6.44        1/31/2008            $24,300           $ 61,582
                          8,000(1)        2.2%             $8.91       12/30/2008            $44,828           $113,602

Luiz V. Alvim             7,000(2)        1.9%             $6.44        1/31/2008            $28,351           $ 71,846

Neil S. Waldman           2,300(1)        0.6%             $6.44        1/31/2008            $ 9,315           $ 23,607
                          3,000(1)        0.8%             $8.91       12/30/2008            $16,810           $ 42,601


(1)  Options vest 25% annually beginning 12 months after the date of grant.

(2)  Options vest 33 1/3% annually beginning 12 months after the date of grant.

--------------------------------------------------------------------------------

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

                                                                        NUMBER OF
                                                                  SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                                  UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                                                                     FISCAL YEAR END            FISCAL YEAR END
                                                                 ------------------------    --------------------------
                                                  VALUE               EXERCISABLE/                EXERCISABLE/
NAME                   EXERCISECQUIRED ON        REALIZED             UNEXERCISABLE               UNEXERCISABLE
----                   ------------------      -------------      ------------------------      -------------------
David L. Brown                  0                    0                26,000/50,735              $35,140/$115,735

Richard K. Carlin            59,000              $236,710             30,071/31,110              $79,177/$71,958

Ronald Warren                   0                    0                10,916/24,500              $31,349/$43,835

Luiz V. Alvim                 5,130               $ 4,771             36,423/21,952              $105,293/$64,949

Neil S. Waldman              11,641               $34,116              6,250/12,383              $ 9,963/$34,358


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 26, 1999, unless otherwise indicated with respect to the number of shares of Common Stock beneficially owned by (1) each director and/or named executive officer individually, (2) all executive officers and directors of the Company as a group and (3) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The number of shares is exclusive of shares allocated to the person's account through the Company's 401(k) plan. Except as noted below, each stockholder has sole voting and investment power with respect to the shares shown.

                                                       NUMBER OF SHARES
OWNERS                                               BENEFICIALLY OWNED                 % OF CLASS
------                                               -------------------               -------------
David L. Brown                                             947,491(1)                      7.6
Dr. Richard K. Carlin                                     255,469(2)                       2.0
Ronald Warren                                               27,806(3)                       *
Roger C. Wadsworth                                        122,889(4)                       1.0
Neil S. Waldman                                               4,116(5)                      *
Dr. Ronald W. Hart                                          53,750(6)                       *
Burt H. Keenan                                              74,750(7)                       *
William D. Savoy                                            47,910(8)                       *
Stephen C. Wood                                               5,600                         *
Russell I. Pillar                                             1,250(9)                      *
Roy T. Rimmer, Jr.                                            1,500                         *

Lacy J. Harber                                            2,027,300                       16.6
      Route 2, Box 49Y
      Denison, Texas  75020

Paul G. Allen                                             1,290,000(10)                   10.3
Vulcan Ventures Incorporated
        110 110th Avenue N.E., Suite 685
        Bellevue, WA 98004-5840

GE Capital Equity Investment, Inc.                        1,220,237                        9.8
        120 Long Ridge Road
        Stamford, Connecticut 06927

G. Robert Friedman                                        1,053,919                        8.4
        Friedman & Associates
        Five Post Oak Park, Suite 1800
        Houston, Texas  77027

All directors and executive officers                      1,564,006                       12.5
        as a group (16 persons)


--------------------------------------------------------------------------------
Less than 1%.

(1) Includes 734,818 shares owned by the Brown Family Partnership. David L. Brown has shared voting and investment power in the Brown Family Partnership along with other family members who are not officers and/or directors of the Company. Includes 171,238 shares owned by David L. Brown personally. Also includes options to purchase 41,435 shares, which are exercisable within the next sixty days.

(2) Includes options to purchase 39,693 shares, which are exercisable within the next sixty days.

(3) Includes options to purchase 12,416 shares, which are exercisable within the next sixty days.

(4) Includes options to purchase 18,821 shares, which are exercisable within the next sixty days.

(5) Includes options to purchase 4,116 shares, which are exercisable within the next sixty days.

(6) Includes options to purchase 24,750 shares, which are exercisable within the next sixty days.

(7) Includes options to purchase 59,750 shares, which are exercisable within the next sixty days.

(8) Includes options to purchase 17,910 shares, which are exercisable within the next sixty days.

(9) Includes options to purchase 1,250 shares, which are exercisable within the next sixty days.

(10) Vulcan is owned 100% by Paul G. Allen.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the normal course of business some members of the Board of Directors have proposed business alliances with companies with which they are associated. In the opinion of management, each of these transactions or arrangements were entered into on terms as favorable to the Company as could have been obtained in transactions or arrangements with unaffiliated third parties.

VULCAN VENTURES, INCORPORATED

Pursuant to the terms of a May 20, 1992 stock purchase agreement between Vulcan and the Company, Vulcan has the right to designate one nominee director to the Company's Board of Directors for as long as Vulcan (or its affiliate) owns at least 540,000 shares of Common Stock of the Company. In addition, the Company has agreed not to take any corporate action to increase its number of directors without the unanimous written consent of all directors for as long as Vulcan (or its affiliate) owns at least 540,000 shares of Common Stock of the Company.

KNOWLEDGE EXPRESS DATA SYSTEMS, L.C.

KE, of which the Company owns 55.58%, is 30% owned by GRF Interests, Inc. ("GRF"), a company controlled by G. Robert Friedman, a significant stockholder and a former director of the Company. The Company provides computer hardware, programming, systems maintenance, data loading, telecommunications and certain administrative services to KE. The Company charges KE a fixed monthly fee for the use of its systems operations plus 140% of the actual salaries for personnel working on KE services. Non-personnel expenditures are billed at the Company's actual cost. During 1998, the maximum indebtedness of KE to the Company was approximately $119,000, representing the amount due under the service contract and amounts loaned to KE for operating expenses. As of December 31, 1998 KE had a balance owing to the Company of $66,000. For the year ended December 31, 1998, KE had a net loss of $376,000, of which $233,000 was recognized by the Company. The Company absorbed 100% of the impairment loss of $55,000 since the loss caused the minority investment to be below zero.

TELEBUILD, L.C.

Friedman Interests, Inc., a company controlled by G. Robert Friedman, owns 45.42% of TeleBuild, L.C. ("TeleBuild"). The Company and the Brown Family Partnership own 15.834% and 25.44%, respectively, of TeleBuild. The Brown Family Partnership is owned by David L. Brown, the Company's Chairman and Chief Executive Officer and other members of the Brown family. The Company performs services under contract for TeleBuild, which consist primarily of the development, maintenance and operation of the TeleBuild database system and the provision of office space, equipment and furniture. The Company charges TeleBuild for its personnel at a stipulated rate, which reflects the full absorption of overhead costs to the Company plus an appropriate profit margin determined by management and approved by the outside directors. Non-personnel expenditures under the agreement are billed at actual cost. For the year ended December 31, 1998, $1,152,000, or 7.4%, of the Company's total revenue was derived from services provided to TeleBuild. TeleBuild made payments totaling $643,000 during 1998 on the balance owed the Company. As of December 31, 1998, TeleBuild owed the Company $729,000, which was the maximum indebtedness during the year.

CYBERACTION LIMITED

The Company maintains a marketing license and revenue sharing agreement with CyberAction Limited. Dr. Ronald W. Hart, a director of the Company, is on the Board of Directors of CyberAction. No royalties were paid to CyberAction in 1998 and none are expected to be paid in 1999.

WIRELESS SERVICES CORPORATION

The Company maintains a service agreement with Wireless Services Corporation, for which Stephen C. Wood serves as Chief Executive Officer and Dr. Ronald W. Hart serves on the Board of Directors. The service became operational during 1997 and the Company paid Wireless Services Corporation $31,000 in 1998. The Company does not expect to pay minimum fees or royalties in excess of $60,000 in 1999.

INDEBTEDNESS OF MANAGEMENT

Roy T. Rimmer, Jr. a member of the Company's Board of Directors, was indebted to the Company for $71,250 at March 31, 1999. The non-interest bearing indebtedness arises from license fees and contract personnel reimbursement. The maximum indebtedness during 1998 was $101,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES ON FORM 10-K

The following documents are filed as part of this Form 10-K:


1.    Financial Statements

     -    Independent Auditor's Report.............................   36
     -    Consolidated Balance Sheets as of
            December 31, 1998 and 1997.............................   37
     -    Consolidated Statements of Operations for
            the years ended December 31, 1998, 1997
            and 1996...............................................   38
     -    Consolidated Statements of Stockholders'
            Equity for the years ended December 31,
            1998, 1997 and 1996....................................   39
     -    Consolidated Statements of Cash Flows for
            the years ended December 31, 1998, 1997
            and 1996...............................................   40
     -    Notes to Consolidated Financial Statements...............   42

2.    Financial Statements Schedules

     -    Independent Auditor's Report on Schedule.................   54
     -    Schedule I - Valuation and Qualifying Accounts...........   55



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

      4.6** Certificate of Designation of Preferred Stock (Incorporated by reference to the Company's Form S-1 dated June 15, 1998).

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

     10.2**     1995 Stock Option Plan. (Incorporated by reference to Exhibit
                99.1 to the Company's Registration Statement on Form S-8 (File No. 33-94514). (1)

     10.3** Regulations of Telescan (TRC), L.C. effective January 1, 1992 by and between the Registrant and The Radnor-Houston Joint Venture. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)). 10.4** First Amendment to Regulations of Knowledge Express, L.C. (formally known as Telescan (TRC), L.C.) entered into effective July 23, 1992, by and between the Registrant and The Radnor-Houston Joint Venture. (Incorporated by reference to Amendment No. 1 to the Company's Form S-1 dated January 8, 1993.)

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

     10.8** Stock Purchase Agreement by and between the Company and GE Capital Equity Investment Inc. (Incorporated by reference to the Company's Form 8-K dated January 14, 1999).

     11*        Statement regarding computation of earnings per share.

     21*        Subsidiaries of the Registrant.

     23*        Consent of independent auditors.


     27.1       Restated Financial Data Schedule for the year ended December 31,
                1996.

     27.2 Restated Financial Data Schedule for the three months ended March 31, 1997.

     27.3       Restated Financial Data Schedule for the six months ended June
                30, 1997.

     27.4 Restated Financial Data Schedule for the nine months ended September 30, 1997.

     27.5       Restated Financial Data Schedule for the year ended December 31,
                1997.

     27.6 Restated Financial Data Schedule for the three months ended March 31, 1998.

     27.7       Restated Financial Data Schedule for the six months ended June
                30, 1998.

     27.8 Restated Financial Data Schedule for the nine months ended September 30, 1998.

     27.9       Financial Data Schedule for the year ended December 31, 1998.

--------------------------------------------------------------------------------

     *          Indicates documents filed herewith.

     ** Indicates documents incorporated by reference from the prior filing indicated.

     (1)        Management contracts or compensation plans or arrangements.


REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 1998.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on March 26, 1999.

                                Telescan, Inc.

                                By: /s/  DAVID L. BROWN
                                         David L. Brown, Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

    SIGNATURE                                                  TITLE                                       DATE
  --------------                                            ------------                                 --------
/s/ DAVID L. BROWN                         Chairman of the Board, Chief Executive Officer             March 26, 1999
David L. Brown                               and Director (Principal Executive Officer)

/s/ DR. RICHARD K. CARLIN                           Vice Chairman of the Board,                       March 26, 1999
Dr. Richard K. Carlin                                 Chief Technology Officer

/s/ RONALD WARREN                     President, Chief Financial Officer (Principal Financial         March 26, 1999
Ronald Warren                                Officer and Principal Accounting Officer)

/s/ ROGER C. WADSWORTH                           Senior Vice President and Director                   March 26, 1999
Roger C. Wadsworth

/s/ CHRISTOPHER A. GLOWACKI                                   Director                                March 26, 1999
Christopher A. Glowacki

/s/ DR. RONALD W. HART                                        Director                                March 26, 1999
Dr. Ronald W. Hart

/s/ BURT H. KEENAN                                            Director                                March 26, 1999
Burt H. Keenan

/s/ RUSSELL I. PILLAR                                         Director                                March 26, 1999
Russell I. Pillar

/s/ROY T. RIMMER JR.                                          Director                                March 26, 1999
Roy T. Rimmer Jr.

/s/ WILLIAM D. SAVOY                                          Director                                March 26, 1999
William D. Savoy

/s/ STEPHEN C. WOOD                                           Director                                March 26, 1999
Stephen C. Wood


                          INDEPENDENT AUDITOR'S REPORT



BOARD OF DIRECTORS AND STOCKHOLDERS
TELESCAN, INC.
HOUSTON, TEXAS

We have audited the accompanying consolidated balance sheets of Telescan, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telescan, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



HEIN + ASSOCIATES LLP
Houston, Texas
February 5, 1999

                          TELESCAN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                               DECEMBER 31,
                                                           --------------------
                                                              1998       1997
                                                           --------    --------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..........................   $    627    $  1,105
    Accounts receivable, net of allowance
      of $351 and $107, respectively ...................      2,645       1,956
    Receivable from affiliates .........................        643         155
    Prepaid expenses ...................................        370         463
    Inventory ..........................................         53          81
    Other current assets ...............................        235         228
                                                           --------    --------
        TOTAL CURRENT ASSETS ...........................      4,573       3,988

Property and equipment, net of accumulated
    depreciation of$4,196 and $3,271, respectively .....      1,698       2,182
Software development costs, net ........................      5,331       5,482
Software technology rights, net ........................        196         176
Capitalized data costs, net ............................        150         422
Other assets ...........................................         60         227
    TOTAL ASSETS .......................................   $ 12,008    $ 12,477
                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ...................................   $  2,237    $  2,124
    Accrued liabilities ................................      1,074         462
    Accrual for phaseout of discontinued operations ....       --            19
    Current portion of long-term debt and
      capital lease obligations ........................        500         449
    Amounts due to stockholders and affiliates .........         36         190
                                                           --------    --------
        TOTAL CURRENT LIABILITIES ......................      3,847       3,244

Long-term debt .........................................         16         152
Capital lease obligations ..............................        327         323

Minority interest in subsidiary ........................       --             9

Commitments and contingencies (Note 6 and 13) ..........       --          --

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 10,000,000
        shares authorized; 5% cumulative
        convertible preferred stock - 120,000
        shares issued and outstanding at
        December 31, 1998 ..............................          1        --
    Common stock, $.01 par value; 15,000,000
        shares authorized; 11,089,792 and
        10,924,382 shares issued and outstanding
        in 1998 and 1997, respectively .................        111         109
    Additional paid-in capital .........................     21,492      17,972
    Accumulated deficit ................................    (13,786)     (9,332)
                                                           --------    --------
        TOTAL STOCKHOLDERS' EQUITY .....................      7,818       8,749
                                                           --------    --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 12,008    $ 12,477
                                                           ========    ========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                          TELESCAN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                       YEARS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                     1998        1997        1996
                                                                   --------    --------    --------
Revenue:
    Service ....................................................   $ 13,677    $ 13,296    $ 11,073
    Products ...................................................        713       1,507       1,948
    Contract revenue earned from affiliates ....................      1,152       1,322         735
                                                                   --------    --------    --------
        Total Revenue ..........................................     15,542      16,125      13,756

Costs and Expenses:
    Cost of service ............................................      8,799       8,071       7,365
    Cost of products ...........................................        353         685       1,184
    Marketing expenses .........................................      2,889       2,487       3,166
    General and administrative expenses ........................      6,351       4,971       5,237
    Loss on writedown of impaired assets .......................      1,530        --          --
    Interest expense, net ......................................         97         105          83
                                                                   --------    --------    --------
        Total Costs and Expenses ...............................     20,019      16,319      17,035

Loss before minority interest in loss of subsidiary ............     (4,477)       (194)     (3,279)

Minority interest in loss of subsidiary ........................        142         409         345
                                                                   --------    --------    --------

Income (loss) from continuing operations .......................     (4,335)        215      (2,934)
 Income (loss) from discontinued operations ....................         19         (19)       --
                                                                   --------    --------    --------
Net income (loss) ..............................................     (4,316)        196      (2,934)

Preferred stock dividends ......................................         94        --          --
Incremental yield dividend .....................................         44        --          --
                                                                   --------    --------    --------
Income (loss) available for common stockholders ................   $ (4,454)   $    196    $ (2,934)
                                                                   ========    ========    ========
Income (loss) per share (Note 12):
    Income (loss) from continuing operations per
        common share:
        Basic ..................................................   $  (0.41)   $   0.02    $  (0.28)
        Diluted ................................................   $  (0.41)   $   0.02    $  (0.28)
    Income (loss) from discontinued operations per common share:
        Basic ..................................................   $   --      $   --      $   --
        Diluted ................................................   $   --      $   --      $   --
    Income (loss) available to common stockholders:
        Basic ..................................................   $  (0.40)   $   0.02    $  (0.28)
        Diluted ................................................   $  (0.40)   $   0.02    $  (0.28)

Weighted average shares - basic ................................     11,039      10,766      10,615
Dilutive effect of options .....................................       --           173        --
                                                                   --------    --------    --------
Weighted average shares - diluted ..............................     11,039      10,939      10,615


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          TELESCAN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)


                                                      5% CONVERTIBLE
                                  COMMON STOCK        PREFERRED STOCK    ADDITIONAL                 TOTAL
                              ---------------------  -------------------  PAID-IN   ACCUMULATED  STOCKHOLDERS'
                                SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL    DEFICIT       EQUITY
                              ---------------------  ------------------   ---------  ----------  -------------

BALANCE JANUARY 1, 1996 ...     10,242   $    102       --     $   --     $ 14,457   $ (6,594)   $  7,965
Issuances of stock
  under stock option  plan          75          1       --         --          152       --           153
Other issuances ...........        416          4       --         --        2,776       --         2,780
Net loss ..................       --         --         --         --         --       (2,934)     (2,934)
                              -------------------   -------------------   --------   --------    --------
BALANCE DECEMBER 31, 1996 .     10,733        107       --         --       17,385     (9,528)      7,964
Issuances of stock
  under stock option plan .        166          2       --         --          478       --           480
Other issuances ...........         25       --         --         --          100       --           100
Other .....................       --         --         --         --            9       --             9
Net income ................       --         --         --         --         --          196         196
                              -------------------   -------------------   --------   --------    --------
BALANCE DECEMBER 31, 1997 .     10,924        109       --         --       17,972     (9,332)      8,749
Issuances of stock
  under stock option plan .        166          2       --         --          458       --           460
Issuance of convertible
  preferred stock .........       --         --          120          1      2,999       --         3,000
Incremental yield on
  preferred stock .........       --         --         --         --           44        (44)       --
Other .....................       --         --         --         --           19       --            19
5% convertible
  preferred stock dividends       --         --         --         --         --          (94)        (94)
Income (loss) .............       --         --         --         --         --       (4,316)     (4,316)
                              -------------------   -------------------   --------   --------    --------
BALANCE DECEMBER 31, 1998 .     11,090   $    111        120   $      1   $ 21,492   $(13,786)   $  7,818
                              ===================   ===================   ========   ========    ========

                          The accompanying notes are an
           integral part of these consolidated financial statements.

                          TELESCAN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1998       1997      1996
                                                              -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .........................................   $(4,316)   $   196    $(2,934)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
            Minority interest in (loss) of subsidiary .....      (142)      (409)      (345)
            Reverse loss on discontinued operations .......       (19)        19       --
            Depreciation and amortization .................     2,917      2,473      2,173
            Gain on the sale of equipment .................      --          (15)      --
            Loss on writedown of impaired assets ..........     1,530       --         --
            Provision for doubtful accounts ...............       339        127         68

    Changes in current assets and liabilities:
        Receivables and advances ..........................    (1,772)      (279)      (449)
        Other current assets ..............................        89        (60)       113
        Accounts payable ..................................       113        137        524
    Other current liabilities .............................       619         12        225
                                                              -------    -------    -------
        Net cash provided by (used in) operating activities      (642)     2,201       (625)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment .......................         2        178       --
    Additions to property and equipment ...................      (137)      (272)      (765)
    Additions to software development costs ...............    (2,519)    (2,505)    (1,873)
    Additions to capitalized data costs ...................      --         --         (139)
    Other .................................................        (5)        (5)       (39)
                                                              -------    -------    -------
        Net cash used in investing activities .............    (2,659)    (2,604)    (2,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock .............     3,000       --         --
    Capital calls from minority stockholder ...............       127        294       --
    Proceeds from issuances of common stock ...............       460        480      2,780
    Proceeds from other issuances .........................        18         13       --
    Other .................................................      --         --          (97)
    Preferred dividends paid ..............................       (94)      --         --
    Proceeds from notes payable ...........................      --          110       --
    Advance from stockholder/affiliates ...................      (154)       154        100
    Capital lease obligations .............................      --          143       --
    Payments on notes payable and capital lease obligations      (534)      (478)      (346)
                                                              -------    -------    -------
        Net cash provided by financing activities .........     2,823        716      2,437

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........      (478)       313     (1,004)

CASH AND CASH EQUIVALENTS:
Beginning of year .........................................     1,105        792      1,796
                                                              -------    -------    -------
End of year ...............................................   $   627    $ 1,105    $   792
                                                              =======    =======    =======

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
    Interest .................................................   $ 98   $ 90   $ 75
                                                                 ====   ====   ====
Supplemental non-cash investing and financing activities:
    Common stock issued to purchase software technology rights    --     100    249
    Computer and telephone equipment  acquired under long-term
      capital leases .........................................    453    273    452
    Incremental yield on preferred stock .....................     44    --     --

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         TELESCAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements reflect the accounts of Telescan, Inc. and its majority owned subsidiary ("Telescan" or the "Company"). The Company's consolidated statements of operations include the results of Knowledge Express Data Systems, L.C. ("KE"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF BUSINESS. The Company provides Internet services, innovative solutions for online technology and data retrieval tools. The Company develops, markets, and operates major online networks serving the financial, publishing, entertainment and technology-transfer industries. The Company's products and services, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems either through the Internet on online.

The Company's primary financial products are the Telescan system of Internet and online financial databases and software tools, which offer current and historical financial news and information as well as search and analytical tools provided directly by the Company and under private label arrangements with third parties. The non-financial segment includes third party Internet and online services, which are developed and operated via alliances with third parties in the advertising, entertainment and publishing industries; Pure Baseball, an Internet-based game offered to baseball enthusiasts; and KE, an online database for the biotechnical/pharmaceutical industry. The Company has a majority interest (55.58%) in and is the exclusive system operator of KE.

SIGNIFICANT ESTIMATES. Preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK. The Company markets its products to a diverse customer base, and as such does not have any significant concentrations of credit risk. No single customer accounted for 10% of consolidated revenue for 1998, 1997 or 1996. The Company maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management believes the potential risk of loss on these accounts is minimal.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The fair value of financial instruments, primarily accounts receivable, accounts payable and notes payable, closely approximate the carrying values of the instruments due to the short-term maturities of such instruments.

COMPREHENSIVE INCOME (LOSS). Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income
(loss) was equal to its net income (loss) for all periods presented in these financial statements.

CASH AND CASH EQUIVALENTS. For purposes of the statement of cash flows, the Company considers cash equivalents to include all cash items, such as time deposits and short-term investments that mature in three months or less from the date of acquisition.

INVENTORIES. Inventories are carried at the lower-of-cost or market, with cost determined on the specific identification method.

                         TELESCAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROPERTY AND EQUIPMENT. Equipment is recorded at cost and depreciated over the estimated useful life of the related assets. Equipment under capital lease is amortized over the lease term. Depreciation and amortization expense is determined principally on the straight-line method. The estimated useful lives of the Company's property and equipment is as follows:


              Computer and other equipment               3-5 years
              Furniture and fixtures                       7 years
              Other                                      3-5 years


SOFTWARE DEVELOPMENT COSTS. Costs incurred in the research, design and development of software are charged to expense until technological feasibility is established, after which remaining software production costs are capitalized and amortized on a product-by-product basis. The Company determines a product to be technologically feasible when a working model of the product has been completed and thoroughly tested so as to be available for sale to external customers. Capitalized software development costs are amortized over the greater of the ratio of current revenue to the total revenue expected to be generated for the product or the straight-line method over the life of the product. The greater expense has been the straight-line method, which the Company has used over the life of the product, which is typically three to five years. Amortization of capitalized software development costs begins when the related product is available for general release to customers. The Company periodically reviews software development costs to assess impairment. Amounts impaired are charged to expense as identified. Amortization of software development costs is included in cost of service in the accompanying statements of operations and totaled $1,623,000, $1,205,000, and $864,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization totaled $6,594,000 and $4,180,000 at December 31, 1998 and 1997, respectively.

SOFTWARE TECHNOLOGY RIGHTS. The Company has acquired rights to certain core software technologies. These rights are recorded at cost and amortized over a period of five years. Amortization of software technology rights is included in cost of service in the accompanying statements of operations and totaled $72,000, $69,000 and $80,000 for the years ended December 31, 1998, 1997 and
1996, respectively. Accumulated amortization totaled $153,000 and $176,000 at December 31, 1998 and 1997, respectively.

CAPITALIZED DATA COSTS. Costs incurred to acquire data are capitalized and amortized on a straight-line basis over five years. Capitalized data costs include actual costs to acquire the data plus personnel costs specifically related to loading the purchased data and performing the required programming. Amortization of capitalized data costs is included in cost of service in the accompanying statements of operations and totaled $166,000, $235,000 and $309,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization totaled $1,638,000 and $1,366,000 at December 31, 1998 and 1997, respectively. The Company periodically reviews capitalized data costs to assess impairment. Amounts impaired are charged to expense as identified.

DIRECT-RESPONSE ADVERTISING COSTS. The Company expenses direct-response advertising costs in the period in which the costs are incurred.

GOODWILL. Goodwill totaling $94,000 and $343,000 at December 31, 1998 and at December 31, 1997, respectively, represents the cost in excess of the fair value of the net assets of companies acquired and is being amortized on the straight-line basis over periods ranging from ten to fifteen years. Accumulated amortization totaled $61,000 and $164,000 at December 31, 1998 and 1997, respectively. Goodwill amortization totaled approximately $58,000, $58,000 and $52,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

LONG-LIVED ASSETS. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has identified such impairment losses in 1998. See discussion of such in Note 2 to these financial statements.

                         TELESCAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EQUITY INVESTMENTS . The Company accounts for its investments in less than majority-owned entities using the equity method of accounting, provided its ownership is not less than 20 percent. The Company discontinues recognition of losses on such investments once the Company's investment has been reduced to zero, provided the Company is not committed to fund the operations of the joint venture and is not contingently liable for obligations of such joint ventures. The Company accounts for investments in entities in which its ownership is less than 20 percent on the cost method.

MINORITY INTEREST. At the end of 1998, the minority interest investment had been reduced to zero. The Company elected to absorb an additional $55,000 in losses rather than request additional capital from the minority stockholder. If KE is not profitable in 1999 or the minority stockholder does not make additional capital contributions, the Company will absorb 100% of any loss generated rather than the Company's ownership share of 55.58%.

REVENUE RECOGNITION. The Company recognizes service revenue when the service is provided. Software license fee revenue is recognized upon contract signing unless significant future obligations remain. For revenues recognized on agreements not requiring significant modifications, the Company follows Statement of Position 97-2 "Software Revenue Recognition". In these instances, revenue is not recognized until obligations have been satisfied or are no longer significant. Product revenue is recognized when the product is shipped.

INCOME TAXES. The Company accounts for income taxes on the liability method under which the amount of deferred income taxes is based upon the tax effects of the differences between the financial and income tax basis of the Company's assets and liabilities at the balance sheet date based upon existing laws.

EARNINGS PER SHARE. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is calculated under the treasury stock method and reflects the potential dilution that could occur if certain options were exercised. The dilutive effect of stock options was not calculated in 1998 and 1996 since the Company incurred a loss in those years. (See Note 12)

RECLASSIFICATIONS. Amounts in prior years' financial statements have been restated to conform to the current year's presentation. Such restatements had no effect on net income or loss.

2. DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

In November 1997, the Board of Directors approved a plan to spin-off the non-financial segment of the Company's business in an effort to concentrate on the Company's core financial services information business. During the first quarter of 1999, the Company reviewed a proposal from a prospective buyer and determined there was a greater strategic value in retaining and developing the Internet operations of the non-financial business.

Assets, liabilities, revenues and operating loss of the Company's non-financial segment for 1998, 1997 and 1996 were as follows:

(In thousands)                    1998       1997         1996

Assets .....................       555       1,881        2,088
Liabilities ................       475         260          780
Revenues ...................     1,969       1,215        1,758
Operating Loss .............    (1,558)       (614)        (660)


At the date of the spin-off announcement, the Company determined that the book value of assets of the non-financial business segment approximated fair market value. There was no loss recorded for the disposal of the business segment and the assets of the operation were determined to be recorded at the net realizable value. In the Company's decision to retain the non-financial operations, it was determined that certain previously capitalized costs were no longer useful to the Company in its pursuit of high-growth Internet business. In accordance with the Company's policy of reviewing asset value recoverability, it was determined that the estimated future undiscounted cash flows were less than the carrying value of specific long-lived assets. The Company adjusted the carrying value of such long-lived assets, primarily software development, capital data costs and related goodwill, to their estimated fair value, resulting in a non-cash impairment loss of $1,530,000 which is included in continuing operations.

                         TELESCAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The remaining assets have been reclassified to continuing operations. Provision for operating losses during phaseout of $19,000 at December 31, 1997 has been reversed as part of discontinued operations. The remaining revenue and expenses in discontinued operations have been reclassified to continuing operations.

3. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 1998 and 1997 is as follows:

                                              1998                1997
                                           ------------       -----------

Computer and other equipment ..........    $ 5,227,000        $ 4,808,000
Furniture and fixtures ................        557,000            535,000
 Other ................................        110,000            110,000
                                           -----------        -----------
                                             5,894,000          5,453,000

Accumulated depreciation ..............     (4,196,000)        (3,271,000)
                                           -----------        -----------
                                           $ 1,698,000        $ 2,182,000
                                           ===========        ===========


Depreciation expense was approximately $985,000, $893,000 and $851,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

4. ACQUISITIONS

In June 1997, the Company acquired the assets of Notable Technologies, L.L.C. for $100,000. The Company funded this acquisition through the issuance of 25,197 shares of restricted common stock pursuant to Section 4(2) of the Securities Act of 1933. The transaction was accounted for under the purchase method of accounting and assets have been recorded at fair market value. Stephen C. Wood, a director of the Company, is Chief Executive Officer of Notable Technologies.

5. RELATED PARTY TRANSACTIONS

The Company has receivables from and payables to officers, stockholders, joint ventures and affiliates. At December 31, 1998 the Company had receivables from officers totaling $17,000. The balances are repaid through payroll deductions and bear interest at 8.5%. At the end of 1998, the Company had a non-interest bearing receivable from a director of $76,000. At December 31, 1997 the Company owed an officer $154,000, which was repaid by the Company in 1998.

The Company has provided computer hardware, programming, systems maintenance, data loading, telecommunications and certain administrative services to KE and TeleBuild, L.C. ("TeleBuild"), a limited liability company formed in 1990. As of December 31, 1998 and 1997, corresponding amounts due the Company from TeleBuild totaled $623,000 and $155,000. Included in other current assets is an additional $106,000 and $111,000 at December 31, 1998 and 1997, respectively, due from TeleBuild. The Company owns 55.58% of KE and 15.834% of TeleBuild. GRF Interests, Inc., a company controlled by G. Robert Friedman ("Friedman"), a significant stockholder and former director of the Company, owns 44.42% of KE. Friedman Interests, Inc., also controlled by Friedman, and the Brown Family Partnership own 45.42% and 25.44%, respectively, of TeleBuild. The Brown Family Partnership is owned by David L. Brown, the Company's Chairman and Chief Executive Officer and other members of the Brown family.

                         TELESCAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Contract service revenue earned from affiliates for the years ended December 31, 1998, 1997 and 1996 is as follows:


                             1998               1997              1996
                          ----------         ----------         ----------
TeleBuild ............    $1,152,000         $1,322,000         $  735,000


The Company maintains a marketing, license and revenue sharing agreement with CyberAction. A director of CyberAction is on the board of directors of the Company. No royalties were paid to CyberAction in 1998, 1997 or 1996.

LONG-TERM OBLIGATIONS

CAPITAL LEASES. Future minimum lease payments under capital leases at December 31, 1998 together with the present value of the minimum lease payments, are as follows:

     YEARS ENDING DECEMBER 31,

              1999                                       $ 408,000
              2000                                         278,000
              2001                                          64,000
              2002                                           2,000
                                                          --------
Total minimum lease payments ........................      752,000
Amount representing interest ........................      (61,000)
                                                          --------
    Present value of minimum lease payments .........      691,000
Current portion of capital lease obligations ........     (364,000)
                                                          --------
    Long-term capital lease obligation ..............     $327,000
                                                          ========


Computer and telephone equipment under capital lease at December 31, 1998 and 1997 totaled $1,435,000 and $961,000 with related accumulated depreciation of $764,000 and $391,000, respectively.

LINE OF CREDIT. The Company has a $500,000 guidance line of credit with a bank to fund equipment purchases. Financing is limited to 80% of the purchase price of the equipment. Borrowings under this line bear interest at Wall Street Prime (7.75% at December 31, 1998), are collateralized by the equipment purchased, and are due in 36 equal monthly installments following the draw. At December 31, 1998 and 1997, $152,000 and $327,000, respectively, were outstanding under this line of credit.

                         TELESCAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future payments under this equipment line of credit are as follows:

       YEARS ENDING DECEMBER 31,

              1999                              $136,000
              2000                                16,000
                                                --------
                                                 152,000
Current portion of long-term debt ..........    (136,000)
                                                --------
                                                $ 16,000
                                                ========

OPERATING LEASES. The Company has commitments to lease office space and equipment under non-cancelable operating leases. Rent expense under operating leases totaled $1,042,000, $1,045,000 and $798,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum payments are as follows:

            YEARS ENDING DECEMBER 31,

                     1999                 $ 899,000
                     2000                   836,000
                     2001                   450,000
                     2002                   847,000
                     2003                   798,000
                  Thereafter              2,461,000
                                         ----------
                                         $6,291,000
                                         ==========

7. STOCKHOLDERS' EQUITY

In May 1998, the Company issued 120,000 shares of 5% Convertible Preferred Stock in exchange for $3,000,000.

In connection with the issuance of the Company's preferred stock, there is an incremental yield that arises from the conversion discount from fair value that is considered a dividend to preferred stockholders. The amount is determined as the fixed discount from market (5%) based on the closing price at May 15, 1998 and is calculated as follows:


          Closing price at May 15, 1998              7 3/8
          Fixed discount from market                     5%
                                                ----------
                                                     $0.37
          Shares issued                            120,000
                                                ----------
          Incremental yield                     $   44,400
                                                ==========

The preferred stockholders have the option to convert the preferred shares into common stock at any time after May 15, 1998.

8. INCOME TAXES

At December 31, 1998, the Company had net operating loss carryforwards for tax reporting purposes of approximately $17,000,000, which expire in years 2000 through 2018.

                         TELESCAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred tax assets and liabilities as of December 31, 1998 and 1997 consisted of the following:

                                                         1998           1997
                                                     ------------   ------------
Deferred tax assets -
    Net operating loss carryforwards .............   $ 6,290,000    $ 4,990,000
    Less:  Valuation allowance ...................    (4,475,000)    (2,679,000)
                                                     -----------    -----------
    Deferred tax asset, net ......................     1,815,000      2,311,000
Deferred tax liability -
    Primarily amortization of capitalized software
        costs ....................................    (1,815,000)    (2,311,000)
                                                     -----------    -----------
                                                     $      --      $       --
                                                     ===========    ===========


The valuation allowance increased during 1998 by approximately $1,796,000.

9. STOCK OPTION PLAN

The Company's stock option plans (the "Plans") for officers, directors and employees authorizes the grant of options to purchase a maximum of 1,425,000 shares of common stock. The Plans included the plan as amended in 1994 (the "Amended Plan") and the 1995 stock option plan ("1995 Plan"). The Plans provide for the issuance of incentive stock options or non-statutory stock options, as defined by the Internal Revenue Code. Pursuant to the terms of the Plans, the exercise price of incentive stock options must equal the fair market value of the Company's common stock but not less than $1.50 on the date of grant. The exercise price of non-statutory options may be any amount equal to or greater than $1.50 per share. Vesting terms vary from immediate at date of grant to four years from date of grant. The Compensation Committee of the Board of Directors determines the vesting period of each grant. Options remaining under the Amended Plan terminating August 13, 2000 and the 1995 Plan terminating March 22, 2005 totaled 163,924 and 335,340, respectively.

Options issued prior to 1998 under the Amended Plan terminating August 13, 2000 expire upon termination of the Amended Plan. Options issued in 1998 and later under the Amended Plan have a 10 year life from the date of grant. Options under the 1995 Plan terminating March 22, 2005 expire upon this date.

Transactions with regard to incentive options issued pursuant to the Plan are as follows:

                                                             WEIGHTED
                                        TOTAL SHARES      AVERAGE PRICE
                                        UNDER OPTION        PER SHARE
                                       ----------------   ---------------
         BALANCE - JANUARY 1, 1996             704,924        $3.87
               Granted                         190,535        $7.26
               Canceled                        (52,998)       $6.33
               Exercised                       (74,812)       $2.04
                                       ----------------
         BALANCE - DECEMBER 31, 1996           767,649        $4.69
                Granted                        215,347        $4.85
               Canceled                        (73,841)       $6.82
               Exercised                      (166,071)       $3.01
                                       ----------------
         BALANCE - DECEMBER 31, 1997           743,084        $4.94
               Granted                         367,010        $7.68
               Canceled                        (18,948)       $4.45
               Exercised                      (165,410)       $2.74
                                       ----------------
         BALANCE - DECEMBER 31, 1998           925,736        $6.43
                                       ================

                         TELESCAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                       ----------------------------------------------------------   -------------------------------------
      RANGE OF                          WEIGHTED AVERAGE
      EXERCISE            NUMBER        REMAINING YEARS        WEIGHTED AVERAGE         NUMBER         WEIGHTED AVERAGE
       PRICES          OUTSTANDING     OF CONTRACTUAL LIFE      EXERCISE PRICE        EXERCISABLE       EXERCISE PRICE
     ---------        -------------   ---------------------   -------------------   --------------   --------------------
$  1.50-3.00             99,650               2.11                   $  1.96              94,650           $   1.91
   4.50-5.12             17,100               3.57                      4.78              83,044               4.82
   6.25-6.81             69,200               8.31                      6.46             18,500                6.46
   7.37-7.82             10,016               1.71                      7.61             150,343               7.68
   8.44-8.92             29,770               8.86                      8.85              31,600               8.44
                        -------                                                        ---------
                        925,736               5.17                      6.43             378,137               5.61
                        =======                                                        =========

In addition, as of December 31, 1998 an aggregate of 110,000 non-qualified stock options have been issued at option prices ranging from $4.75 to $8.37 per share and 60,000 of such options were exercisable as of that date. Subsequent to December 31, 1998, certain non-qualified stock options were exercised in cashless transactions.

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No.123.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in 1998 or 1997 for its stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined based on fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                1998              1997
                                           -------------      -------------
Net income (loss)
            As reported .................  $  (4,454,000)     $     196,000
            Pro forma ...................     (5,353,000)          (450,000)
Net income (loss) per common share
            As reported .................  $       (0.40)     $        0.02
            Pro forma ...................          (0.48)             (0.04)


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk free rates of 4.16% to 5.6%; volatility of 69.69% and 66.1% for 1998 and 1997, respectively; no assumed dividend yield; and expected lives of 3 years.

10. EMPLOYEE BENEFITS

In January 1995, the Company established a defined contribution 401(k) Profit Sharing Plan for its employees. The plan provides participants a mechanism for making contributions for retirement savings. Each participant may contribute certain amounts of eligible compensation. The plan allows for Company matched contributions, however, the Company has not invoked this privilege, but may do so with an amendment to the plan.

                         TELESCAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. SEGMENT REPORTING

SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for fiscal years beginning after December 31, 1997. The Company elected early adoption in 1997. This information was not effective for the Company's 1997 annual report since the non-financial segment was included in discontinued operations. The Company operates two major segments. The financial segment includes Internet and online financial services and products provided by the Company, license fees earned from third parties for private label versions of the Company's proprietary database applications and advertising on the Company's website. The non-financial segment includes KE, of which the Company owns 55.58%; the publishing and entertainment industry operations; and an Internet baseball game. KE is an online provider of biotechnology/pharmaceutical databases for universities and research markets. The publishing and entertainment industry encompasses the development and operation of online and database services for publications including Billboard Online, Adweek Online, the Hollywood Reporter and Backstage Online for BPI Communications, L.P. The sports entertainment operation is an online game designed for baseball enthusiasts.

                 SALES AND OPERATING PROFIT BY INDUSTRY SEGMENT


                                SALES                   OPERATING RESULTS
                    ----------------------------  ------------------------------
                      1998      1997      1996      1998       1997       1996
                    -------   -------   -------   -------    -------    -------
Financial .......   $13,573   $14,910   $11,998   $(2,896)   $   810    $(2,274)
Non-Financial ...     1,969     1,215     1,758    (1,558)      (614)      (660)
                    -------   -------   -------   -------    -------    -------
Total ...........   $15,542   $16,125   $13,756   $(4,454)   $   196    $(2,934)
                    =======   =======   =======   =======    =======    =======


                     IDENTIFIABLE ASSETS BY INDUSTRY SEGMENT

                                   1998            1997            1996
                                 -------         -------         -------
Financial ...................    $11,453         $10,596         $ 9,378
Non-Financial ...............        555           1,881           2,088
                                 -------         -------         -------
Total .......................    $12,008         $12,477         $11,466
                                 =======         =======         =======

                         TELESCAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 SPECIFIC ASSETS AND EXPENSE BY INDUSTRY SEGMENT

                                      1998          1997          1996
                                     ------        ------        ------
Software Capitalization:
  Financial .....................    $2,257        $2,188        $1,547
  Non-Financial .................       262           317           326
                                     ------        ------        ------
                                     $2,519        $2,505        $1,873
                                     ======        ======        ======

Depreciation and
Amortization Expense:
  Financial .....................    $2,460        $2,023        $1,721
  Non-Financial .................       457           450           452
                                     ------        ------        ------
                                     $2,917        $2,473        $2,173
                                     ======        ======        ======


The financial segment bears all expenses associated with capital expenditures and corporate facilities. These include fixed assets and related depreciation and other non-allocable expenses such as rent, legal, interest and dividends. The loss on impaired assets in 1998 of $1,530,000 is attributable to the non-financial segment.

12.  EARNINGS PER SHARE

                                                   (in thousands, except per share data)
                                                       1997        1996        1995
                                                     --------    --------    --------
Basic earnings (loss) per share:
Income (loss) from continuing operations: ........   $ (4,335)   $    215    $ (2,934)
    Less preferred stock dividends and incremental
        yield dividend ...........................        138        --          --
                                                     --------    --------    --------
Income (loss) available to common stockholders ...     (4,473)        215      (2,934)

Discontinued operations ..........................         19         (19)       --
                                                     --------    --------    --------

Net income (loss) available to common
    stockholders .................................   $ (4,454)   $    196    $ (2,934)
                                                     ========    ========    ========

Weighted average shares outstanding ..............     11,039      10,766      10,615

Basic earnings (loss) per share:
    Continuing operations ........................   $  (0.41)   $  (0.02)   $  (0.28)
    Discontinued operations ......................       --          --          --
                                                     --------    --------    --------
Net income (loss) ................................   $  (0.41)   $  (0.02)   $  (0.28)


                         TELESCAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          (in thousands, except per share data)

                                               1997        1996       1995
                                            --------    --------    --------
Diluted earnings (loss) per share:
 Income available to common stockholders .  $ (4,473)   $    215    $ (2,934)
Discontinued operations ..................        19         (19)       --
                                            --------    --------    --------
Net income (loss) available to common
    stockholders .........................    (4,454)        196      (2,934)

Weighted average shares outstanding ......    11,039      10,766      10,615

                                            --------    --------    --------
Dilutive effect of options ...............      --           173        --
                                            --------    --------    --------
Weighted average shares - dilutive .......    11,039      10,939      10,615

Dilutive earnings (loss) per share:
    Continuing operations ................  $  (0.41)   $  (0.02)   $  (0.28)
    Discontinued operations ..............      --          --          --
                                            --------    --------    --------
Net income (loss) ........................  $  (0.41)   $  (0.02)   $  (0.28)


13. CONTINGENCIES

In 1997, Gregory Reagan filed a suit against the Company in the District Court of Harris County Texas. The plaintiff asserted a claim under a verbal agreement to pay a royalty or finder's fee incident to a reciprocal marketing agreement, which Telescan signed with Omega Research, Inc. ("Omega Research"). Under the Omega agreement, Omega was given a financial incentive to encourage Omega's customers to subscribe to Telescan's current stock market data services. The plaintiff claimed a share of the net revenues derived by Telescan under the Omega agreement. By letter dated February 28, 1996, Telescan gave notice of cancellation of the verbal agreement with Gregory Reagan based on the breaches of Reagan's duties under such verbal agreement. Telescan maintained that the verbal agreement was properly canceled. Reagan amended his petition to add a fraud claim to the case with a request for punitive damages. In September 1998, the Company and the plaintiff reached a settlement agreement in which the Company paid Gregory Reagan $142,500 in exchange for being released from further legal actions.

In August 1998, K. Shawn Walker and Scott Brown filed a lawsuit against TeleBuild, Friedman Interests, Inc. and the Company in the District Court of Harris County Texas. The plaintiffs, both former employees of TeleBuild, asserted breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, fraud and conspired for a declaratory judgment. The plaintiffs' cause of action arose from TeleBuild's and Friedman Interests, Inc.'s refusal to purchase the plaintiff's ownership interest in TeleBuild. Before the settlement, K. Shawn Walker and Scott Brown owned 5.6839% and 7.6628%, respectively of TeleBuild. In November 1998 the Company agreed to purchase a portion of each of the plaintiffs' interest in TeleBuild in settlement and release of this claim. The Company paid each plaintiff $10,000 for .833% of their interest in TeleBuild.

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Presently, the Company has no unsettled or pending litigation to the best of its knowledge.

14.  SUBSEQUENT EVENTS

In January 1999, the Company sold 9.9% or 1,220,237 shares of its common stock in a private placement to General Electric's National Broadcasting Corporation ("NBC") unit. The stock was purchased at $7.70 per share and the resale is restricted under Rule 144, subject to delayed registration rights on one-half of the shares.

                         TELESCAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In February 1999, the Company licensed its proprietary Internet and online financial services technology to NBC for use by CNBC.com.

Also in February 1999, the Board of Directors approved an amendment to the Restated Certificate of Incorporation to increase the total number of shares of all classes of stock which the corporation is authorized to issue. The amendment would increase the number of shares to 40,000,000 shares, consisting of 30,000,000 shares of common stock with a par value of $.01 per share and 10,000,000 shares of preferred stock with a par value of $.01 per share. The amendment shall be submitted to the stockholders of the Company for consideration at the next annual meeting.

                    INDEPENDENT AUDITOR'S REPORT ON SCHEDULE


STOCKHOLDERS AND BOARD OF DIRECTORS
TELESCAN, INC.
HOUSTON, TEXAS


We have audited the financial statements of Telescan, Inc. and subsidiary as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998. Our audits for such years also included the financial statement schedule of Telescan, Inc. and subsidiaries, listed in Item 14-2, for each of the years in the three-year period ended December 31, 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this schedule based on our audits. In our opinion, such a financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



HEIN + ASSOCIATES LLP
Houston, Texas
February 5, 1999

                          TELESCAN, INC. AND SUBSIDIARY
                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                                       DEDUCTIONS:
                                                                       ADDITIONS        ACCOUNTS
                                                                       CHARGED TO       WRITTEN
                                                  BALANCE AT           COSTS AND       OFF AGAINST       BALANCE AT
DESCRIPTION                                    BEGINNING OF YEAR       EXPENSES        ALLOWANCE         END OF YEAR
---------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996
Allowance for Doubtful Accounts .......            $  80                $  68            $ (44)            $ 104

DECEMBER 31, 1997
Allowance for Doubtful Accounts .......              104                  127             (124)              107

DECEMBER 31, 1998
Allowance for Doubtful Accounts .......            $ 107                $ 339            $ (95)            $ 351
