Form 10-Q
period 1999-03-31
TELESCAN INC
filed 1999-05-14
CIK 832175

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 1999

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

$.01 par value per share Common Stock: 13,157,258 as of May 14, 1999.

                          TELESCAN, INC. AND SUBSIDIARY
                               Report on Form 10-Q
                          Quarter Ended March 31, 1999


   PART I.  FINANCIAL INFORMATION

      ITEM    1.  CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS  ........    3

      ITEM    2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ..................    9


   PART  II.  OTHER INFORMATION

      ITEM    1.  LEGAL PROCEEDINGS ....................................   15

      ITEM    2.  CHANGES IN SECURITIES ................................   15

      ITEM    3.  DEFAULTS UPON SENIOR SECURITIES  .....................   15

      ITEM    4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS ..............................................   15

      ITEM    5.  OTHER INFORMATION  ...................................   15

      ITEM    6.  EXHIBITS AND REPORTS ON FORM 8-K  ....................   15


  SIGNATURES       ....................................................    16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          TELESCAN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                   MARCH 31,    DECEMBER 31,
                                                                -----------------------------
                                                                    1999            1998
                                                                  ---------       --------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..............................      $  8,013        $    627
    Marketable securities ..................................        14,546            --
    Accounts receivable, net ...............................         1,998           1,793
    Receivable from affiliates .............................           704             623
    Notes receivable, current ..............................           668             793
    Prepaid expenses .......................................           322             370
    Inventory ..............................................            45              53
    Other current assets ...................................           257             235
                                                                  --------        --------
        TOTAL CURRENT ASSETS ...............................        26,553           4,494

Notes receivable, non-current ..............................            33              59
Property and equipment, net ................................         1,868           1,698
Software development costs, net ............................         5,198           5,331
Software technology rights, net ............................           179             196
Capitalized data costs, net ................................           123             150
Investments ................................................           264              20
Other assets ...............................................           346              60
                                                                  ========        ========
    TOTAL ASSETS ...........................................      $ 34,564        $ 12,008
                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .......................................      $  1,638        $  2,237
    Accrued liabilities ....................................           374             431
    Deferred revenues ......................................         2,949             643
    Deferred tax liability .................................         1,618            --
    Current portion of long-term debt and capital
lease obligations ..........................................           489             500
    Amounts due to stockholders and affiliates .............            36              36
                                                                  --------        --------
        TOTAL CURRENT LIABILITIES ..........................         7,104           3,847

Long-term debt .............................................             4              16
Capital lease obligations ..................................           338             327

CONTINGENCIES (NOTE 2) .....................................          --              --

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 10,000,000
        shares authorized; 5% cumulative
        convertible preferred stock -
        120,000 shares issued and
        outstanding at March 31, 1999 ......................             1               1
    Common stock, $.01 par value; 15,000,000 shares
        authorized; 13,023,591 and 11,089,792
        shares issued and outstanding in 1999
        and 1998, respectively .............................           130             111
    Additional paid-in capital .............................        37,317          21,492
    Accumulated other comprehensive income
        (net of tax effect of $1,618) ......................         3,142            --
    Accumulated deficit ....................................       (13,472)        (13,786)
                                                                  --------        --------
        TOTAL STOCKHOLDERS' EQUITY .........................        27,118           7,818
                                                                  ========        ========
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........      $ 34,564        $ 12,008
                                                                  ========        ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          TELESCAN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    1999           1998
                                                  ---------      ---------

Revenue:
    Service .................................     $  4,947       $  2,850
    Products ................................          129            238
    Contract revenue earned from
affiliates ..................................          271            340
                                                  --------       --------
        Total revenue .......................        5,347          3,428

Costs and Expenses:
    Cost of service .........................        2,550          2,209
    Cost of products ........................           80            100
    Selling and marketing expenses ..........          822            667
    General and administrative
expenses ....................................        1,559          1,351
    Interest expense ........................           16             22
                                                  --------       --------
        Total costs and expenses ............        5,027          4,349

                                                  --------       --------
Income (loss) before minority interest ......          320           (921)

Minority interest in loss of
subsidiary ..................................           32             49

                                                  --------       --------
Net income (loss) ...........................          352           (872)

Preferred stock dividends ...................           38           --
                                                  ========       ========
Income (loss) available for common
stockholders ................................     $    314       $   (872)
                                                  ========       ========

Net income (loss) per common share:
        Basic ...............................     $   0.03       $  (0.08)
        Diluted .............................     $   0.02       $  (0.08)

Weighted average shares - basic .............       12,199         10,939
Dilutive effect of options ..................          419           --
                                                  ========       ========
Weighted average shares - diluted ...........       12,618         10,939
                                                  ========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          TELESCAN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                        1999         1998
                                                      ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................    $   352      $  (872)
    Adjustments to reconcile net income
        (loss) to net cash used in operating
        activities:
            Minority interest in (loss) of
              subsidiary .........................        (32)         (49)
            Depreciation and amortization ........        740          686
            Non-cash service revenue .............     (1,375)        --
            Provision for doubtful accounts ......          1            6

    Changes in current assets and liabilities:
        Receivables and advances .................       (162)         (26)
        Other current assets .....................         33          (94)
        Accounts payable .........................       (598)         310
        Other current liabilities ................        (23)          27
                                                      -------      -------
        Net cash used in operating activities ....     (1,064)         (12)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment ..........       (268)         (16)
    Additions to software development costs ......       (310)        (697)
    Additions to investments .....................       (244)        --
    Reduction in non-current notes receivable ....         26         --
                                                      -------      -------
        Net cash used in investing activities ....       (796)        (713)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital calls from minority stockholder ......         37           42
    Proceeds from issuances of common stock ......      9,408          235
    Preferred dividends paid .....................        (38)        --
    Advance from stockholder/affiliates ..........       --           (154)
    Payments on notes payable and capital
      lease obligations ..........................       (161)        (123)
                                                      -------      -------
        Net cash provided by financing
          activities .............................      9,246         --

                                                      -------      -------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..........      7,386         (725)

CASH AND CASH EQUIVALENTS:
Beginning of period ..............................        627        1,105
                                                      =======      =======
End of period ....................................    $ 8,013      $   380
                                                      =======      =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
    Interest ....................................     $   18       $   22
                                                      ======       ======

Company common stock exchanged for
    investment in GlobalNet
    Financial.com, Inc. .........................     $6,045       $ --
Marketable securities received for
    licensing fees ..............................      1,375         --
Marketable securities received for
    deferred revenue ............................      2,366         --
                                                      ------       ------

Cost basis of marketable securities .............     $9,786       $ --

Unrealized gain, net of tax effect of $1,618 ....     $3,142       $ --
Computer equipment acquired under
    capital lease ...............................     $  149       $ --
Company common stock exchanged for option to
    purchase additional shares in GlobalNet
    Financial.com, Inc. .........................     $  291       $ --


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

Amounts in the March 31, 1998 consolidated financial statements have been reclassified whenever necessary to conform to the current period's presentation.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

2.  CONTINGENCIES

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material effect on the Company's financial position or results of operations. Currently, to the best of the Company's knowledge, it has no unsettled or pending litigation.

3.  MARKETABLE SECURITIES

Marketable securities which represent the Company's investment in the common stock of GlobalNet Financial.com, Inc. ("GlobalNet", previously named MicroCap Financial Services, Inc.) are classified as available-for-sale in accordance with statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component accumulated other comprehensive income within of stockholders' equity.

4.  SALE OF UNREGISTERED SECURITIES

In January 1999, the Company issued 1,220,237 shares of its common stock, or 9.9% of its outstanding common stock, to General Electric's National Broadcasting ("NBC") unit, in conjunction with its affiliate GE Capital Equity Investments, Inc., for $9,385,824.

5.  COMPREHENSIVE INCOME

Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity (except those resulting from investments by and distributions to owners), including, among other things, foreign currency translation adjustments, and unrealized gains (losses) on marketable securities classified as available-for-sale. The adoption of this policy had no effect on the Company's net income (loss) or stockholders' equity in 1998. Total comprehensive earnings (loss) for the three months ended March 31, 1999 and 1998 follow (in thousands):


                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                    ---------------------
                                                      1999         1998
                                                    --------     --------

    Net earnings (loss) ........................    $   352      $  (872)
    Unrealized gain on marketable securities ...      4,760         --
    Income tax expense .........................     (1,618)        --

                                                    -------      -------
    Total comprehensive earnings (loss) ........    $ 3,494      $  (872)
                                                    =======      =======

6.  SEGMENT REPORTING

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", was issued in June 1997 and is effective for fiscal years beginning after December 31, 1997. The Company operates two major segments, financial and non-financial. The financial segment includes Internet and online financial services and products provided by the Company, license fees earned from third parties for private label versions of the Company's proprietary database applications and advertising on the Company's website. The non-financial segment includes Knowledge Express Data Systems, L.C. ("KE"), of which the Company owns 55.58%; the publishing and entertainment industry operations; and an Internet baseball game. KE is an online provider of biotechnology/pharmaceutical databases for universities and research markets. The publishing and entertainment industry encompasses the development and operation of online and database services for publications including Billboard Online, Adweek Online, The Hollywood Reporter Online and Backstage Online for BPI Communications, L.P. The sports entertainment operation is an online game designed for baseball enthusiasts.

Intersegment revenues were eliminated in consolidation. The segment information below is consistent with the basis of segmentation presented in the Company's annual report.

                 SALES AND OPERATING PROFIT BY INDUSTRY SEGMENT


                                    SALES             OPERATING RESULTS
                             -------------------     --------------------
                              THREE MONTHS ENDED      THREE MONTHS ENDED
                                  MARCH 31,               MARCH 31,
                             -------------------     --------------------
                              1999        1998         1999        1998
                             ------      -------     -------      -------

   Financial ...........     $4,658      $3,022      $  411       $ (812)
   Non-Financial .......        689         406         (97)         (60)

                             ------      ------      ------       ------
   Total ...............     $5,347      $3,428      $  314       $ (872)
                             ======      ======      ======       ======

                     IDENTIFIABLE ASSETS BY INDUSTRY SEGMENT

                                                   PERIOD ENDED
                                             MARCH 31,      DECEMBER 31,
                                               1999             1998
                                            ----------     -------------
         Financial ..................        $33,997          $11,453
         Non-Financial ..............            567              555

                                             -------          -------
         Total ......................        $34,564          $12,008
                                             =======          =======


                 SPECIFIC ASSETS AND EXPENSE BY INDUSTRY SEGMENT

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                   1999      1998
                                                 --------   -------
      Software Capitalization:
        Financial ............................     $310      $631

      Non-Financial ..........................      --         66
                                                   ----      ----
                                                   $310      $697
                                                   ====      ====

      Depreciation and Amortization Expense:
        Financial ............................     $701      $571

      Non-Financial ..........................       39       115
                                                   ----      ----
                                                   $740      $686
                                                   ====      ====


The financial segment bears all expenses associated with capital expenditures and corporate facilities. These include fixed assets and related depreciation and other non-allocable expenses such as rent, legal, interest and dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

OVERVIEW

Telescan, Inc. ("Telescan" or the "Company") provides state-of-the-art Internet services, innovative solutions for online technology and sophisticated data retrieval tools. The Company develops, markets, and operates Internet sites and major online networks serving the financial and non-financial industries. The Company's services and products, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems.

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

The non-financial business segment of the Company includes third party Internet services, which are hosted and operated via alliances in the publishing, entertainment, sports and biotechnical/pharmaceutical industries.

Revenue is generated in the form of Internet and online service fees, licensing and development fees, fees from third parties, advertising fees, product sales and affiliate contract revenue. The Company's Internet and online service revenue is composed of individual subscribers paying recurring monthly usage fees and annual subscription fees, together with fees from third parties for licensing and developing private label versions of the Company's database applications. Advertising revenue is derived from ads placed on the Company's Wall Street City website (http://www.wallstreetcity.com) and certain third party sites hosted by the Company. Product revenue is generated from the sale of online system software, software and service enhancements, major product upgrades and related educational and training products such as books and video tapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the various needs of the sophisticated user. The Company's contract revenue is generated from providing contract service to a related party. The contract services include developing, operating and maintaining online database systems and providing administrative services.

The first fiscal quarter of 1999 produced a profit of $352,000, which represents a $1,224,000 increase over the same quarter in the previous year. The quarter ended March 31, 1999 included a non-recurring license fee of $1,375,000. License fees are normally a single charge for access to the Company's technology database. The revenue generated from this upfront charge is non-recurring, however, the Company negotiates new license fee agreements on a continuing basis. Recurring revenues were slightly higher with the introduction of monthly site management fees, content license fees and cost plus reimbursable expenses pursuant to previously executed license agreements.

In January 1999, the Company announced that General Electric's NBC unit, in conjunction with its affiliate, GE Capital Equity Investments, Inc., jointly purchased 1,200,237 shares, or 9.9%, of the Company's common stock. In February 1999, the Company completed an agreement with NBC to license its technology and portions of its investor content to NBC as well as provide hosting services (the "NBC License Agreement").

In March 1999, the Company signed an agreement with GlobalNet which included the issuance of 2,460,824 shares of GlobalNet's common stock in exchange for license fees and hosting and content services. In addition, the Company exchanged 520,000 shares of its common stock for 2,715,337 shares of GlobalNet's common stock giving the Company a 9.9% ownership interest in GlobalNet. In addition, the Company issued 25,000 shares of its common stock for a one year option to purchase additional shares such that, upon exercise of the option, the Company would own an aggregate of 19.9% of GlobalNet's then outstanding common stock. The option is exercisable at $3.75 per share.

In March 1999, the Company announced the purchase of a 15% equity interest in Trading Technologies Corporation in exchange for $600,000 of capital contributions by the Company to further develop the private label version of an innovative stock trading software application.

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

Total revenues for the quarter ended March 31, 1999 rose $1,919,000 or 56% over the same period in 1998 reflecting increases in both the financial and non-financial business segments. The increase in service revenues was slightly offset by decreases in product and contract revenue.

Service revenues rose by $2,097,000, reflecting a 74% increase for the quarter ended March 31, 1999 as compared to the same quarter in 1998. The Internet revenue portion of service revenues increased from $965,000 for the three months ended March 31, 1998 to $3,395,000 for the same period in 1999. Included in the first quarter of 1999 are non-recurring, license fee revenues of $1,375,000. License fees, which allow purchasers access to the Company's technology, are normally a one-time up front charge. Although the revenue is non-recurring new license fees are negotiated on a recurring basis. The first quarter of 1999 also includes costs, some of which include a mark-up, billable to NBC of $246,000. Online service revenues and discount brokerage business revenues, both of which are modem based, were lower for the comparable quarters by a total of $408,000. By business segment, the financial segment of the Company was $1,816,000, or 74%, higher for the quarter ended March 31, 1999 as compared to the same period in 1998. The non-financial segment revenue rose from $406,000 for the first quarter of 1998 to $687,000 for the first quarter of 1999

Product revenues were lower by $109,000, or 46%, for the quarter ended March 31, 1999 compared to the same quarter in 1998. The Company continues to focus its resources and energy primarily on the further enhancement of its Internet website and third party alliances, and secondarily on software products.

Contract revenue from affiliates was $69,000 lower for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 due to a reduction in revenues from TeleBuild, L.C.

Cost of service totaled $2,550,000 for the quarter ended March 31, 1999 and $2,209,000 for the same quarter in 1998. The increase of $341,000, or 15%, is attributable primarily to higher data/royalty expenses of $289,000 on increased revenues. Costs incurred in the first quarter of 1999, which are rebillable to NBC, totaled $170,000. Amortization of software development costs were $65,000 higher for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 and were substantially offset with lower communication costs of $60,000. Communication costs decrease with the shift of revenues from online to the Internet. Costs associated with contract revenue from affiliates were lower by $66,000 due to decreased revenues. Cost of service as a percentage of revenue (service and contract) totaled 49% for the three months ended March 31, 1999 as compared to 69% for the same period in 1998. The reduction is primarily due to the non-recurring license fee recognized in 1999, which has no associated costs.

Cost of products was $20,000 lower for the first quarter of 1999 as compared to the first quarter in 1998. The reduction is mainly due to reduced revenue. Cost of products as a percentage of revenue totaled 62% for the quarter ended March 31, 1999 as compared to 42% for the same quarter in 1998. The increased percentage is due primarily to product mix. In the first quarter of 1998, a larger percent of the total product sales included products with a relatively low cost to revenue percent.

Selling and marketing expenses rose $155,000, or 23%, from the first quarter of 1998 to the first quarter in 1999. Salary and related benefit expense were higher by $149,000 in the first quarter of 1999 compared to the first quarter of 1998 primarily due to the inclusion of the non-financial segment comparison. In 1998 the non-financial segment compensation expense of $143,000 was included in general and administrative expense. In 1999 the Company began allocating certain overhead expenses to the marketing group. The most significant overhead expense allocation, rent, totaled $73,000 for the first quarter of 1999. The increases in salary and rent expense were partially offset by a decrease of $84,000 in advertising expense, which is being more closely monitored by the Company.

General and administrative expenses rose by $208,000, or 15%, in the first quarter of 1999 as compared with the same period in 1998. Salary and related benefit expense, net of amounts capitalized as software development, were higher by $352,000 from the first quarter of 1998 as compared to the first quarter of 1999. In 1999 the compensation expense for the non-financial segment was included in selling and marketing expense and totaled $154,000, whereas in 1998 the expense was included in general and administrative expenses. The first quarter of 1999 also contained a reduction of general and administrative expenses of $151,000 which are billable to NBC and as such have been included in cost of service. Depreciation/rental equipment was higher in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 by $36,000 due primarily to an increase in leased computer hardware. The increase in salary and depreciation/ rental equipment expenses was partially offset by a decrease in rent of $55,000, which is due mainly to the allocation of certain overhead expenses to marketing and selling expense.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Company had cash and cash equivalents of $8,013,000 representing an increase of $7,386,000 since December 31, 1998. Net cash used in operating activities was $1,064,000 for the three months ended March 31, 1999, compared to cash used in operations of $12,000 for the three months ended March 31, 1998. This $1,052,000 increase in cash used in operations primarily reflects the non-cash service revenues in the first quarter and the decrease in accounts payable.

The Company's primary capital needs are for the continued investment in technology through software development activities and the purchase of computers and communications equipment. During the three months ended March 31, 1999 the Company invested $310,000 in software development costs and $268,000 (excluding $149,000 paid directly by the lessor) for capital equipment. The Company estimates that it may invest up to an additional $1,500,000 to $2,000,000 in capital expenditures over the next twelve months. A significant portion of the investment in capital will be to support the NBC License Agreement.

In January 1999, the Company sold 9.9% of its common stock, or 1,220,237 shares, to General Electric's NBC unit, in conjunction with its GE Capital Equity Investments, Inc. for $9,385,824. The Company believes that cash on hand is sufficient to meet working capital requirements.

Aggregate revenue from the Company's own Internet and online services, including advertising revenue and related product sales accounted for approximately 47% of the Company's total revenue for the three months ended March 31, 1999. A downturn in the equity markets could cause a reduction in recurring revenue, which could have an adverse effect on the Company's financial position and results of operations. However, the Company believes that the effect of such adverse market conditions would be lessened by its fixed rate billing structure. To counter the potential impact, if any, of such a downturn, the Company is continuing its efforts to broaden its revenue base through alliances with third parties to develop and operate Internet and online based services as well as increasing the level of advertising.

YEAR 2000 READINESS

The potential problems referred to as "Year 2000" or "Y2K" result from systems using only two digits to indicate the year in a date and thereby not being able to distinguish between January 1, 1900 and January 1, 2000. In addition, certain systems may fail to detect that the year 2000 is a leap year.

The Y2K issue affects the Company's internal systems, including information technology (IT) and non-IT systems. To evaluate these systems, the Company maintains a task force that addresses software, hardware network, PC and third party data and communication provider issues. The task force has created a comprehensive action plan to assess and evaluate current systems and is currently implementing replacements and modifications where necessary. The final phase of the action plan includes thoroughly testing systems and developing contingency plans as specific problems are identified.

The Company has substantially completed the assessment phase of its internal hardware and software applications and is in the process of upgrading or replacing non-compliant systems in the ordinary business course of upgrading the computer hardware. The Company has not accelerated the replacement dates for non-compliant equipment, and the cost of upgrading non-compliant equipment was previously included in the Company's planned capital expenditures. The Company currently intends to complete its replacement and modification phase for internal hardware and software applications in the second quarter of 1999. The Company believes its host system, which is considered by management to be the Company's critical system, is Y2K compliant since this system has control logic based on binary Julian dates rather than the two-digit format. The Company has identified the key programs within the host system that perform the majority of the functions and has begun studying such programs in detail. It is the Company's intention to correct any detectable problems and perform a "mock" Year 2000 trial test in the third quarter. The Company expects that all phases of Y2K compliance can be accomplished with current staffing levels. To date, no Y2K remediation costs have been expensed and future costs, which are expected to be minimal, will not be reflected in the financial statements until incurred.

The Company's Internet and online services are highly dependent upon outside communication and third party data providers. The Company has compiled a list of critical providers and vendors and has contacted them in writing regarding their compliance and remediation efforts. To date, responses have been negligible and the Company is in the process of identifying alternative procedures to ascertain compliance. The Company cannot currently identify whether all Y2K issues resulting from outside communication and third party data providers will be resolved.

The most reasonably likely worst case scenario is the failure of one or more outside communication or third party data providers to be Y2K compliant. Such failure could require the Company to incur unanticipated expenses to replace such outside communication or third party data, if needed, to maintain the Company's products and services at expected levels, which action could have a material adverse effect on the Company's business, results of operations and financial condition. The Company anticipates being available to determine the worst case scenario by July 31, 1999. As the Company's testing phases of internal hardware and software applications are completed and the assessments of outside communication and third party data providers are received, the Company will develop an applicable contingency plan for Y2K issues. The contingency plan to react to the most reasonably likely worst case scenario should be developed by the Company no later than the end of August 1999.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 2.     CHANGES IN SECURITIES.

RECENT SALES OF UNREGISTERED SECURITIES

On January 14, 1999, the Company sold 1,220,237 unregistered shares of its common stock, or 9.9% of the outstanding shares, to General Electric's NBC unit, in conjunction with its affiliate, GE Capital Equity Investments, Inc. for an aggregate purchase price of $9,395,824. The securities were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 1999, the Company issued 520,000 unregistered shares of its common stock to GlobalNet in exchange for 2,715,337 unregistered shares of GlobalNet common stock. The Company issued an additional 25,000 shares of its common stock for a one year option to purchase, at $3.75 per share, the number of additional shares of GlobalNet common stock such that, upon exercise of the option, the Company would own 19.9% of GlobalNet's then outstanding common stock. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (A)    Exhibits:

            10.1 Stock Purchase Agreement, dated as of January 14, 1999, by and between the Company and G.E. Capital Equity Investments, Inc. (incorporated by reference to current report on Form 8-K filed January 22, 1999).

            10.2 Stock Exchange Agreement, dated March 31, 1999, by and between the Company and GlobalNet.

            10.3 Stock Option Agreement, dated March 31, 1999, by and between the Company and GlobalNet.

            11*    Statement regarding computation of earnings per share.

            27*    Financial Data Schedule.

           ---------------------------------------------------------------------

            *      Indicates documents filed herewith.

            (B)   Reports on Form 8-K:

                  A current report on Form 8-K was filed by the Company on January 22, 1999 announcing the purchase by General Electric's NBC unit, in conjunction with GE Capital Equity Investments, Inc., on January 14, 1999, of 1,220,237 shares of the Company's common stock for an aggregate purchase price of $9,395,824. No financial statements were filed.

Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TELESCAN, INC.


                               By:   /s/ RONALD WARREN
                                         Ronald Warren
                                         President & Chief Financial Officer
                                         a duly authorized officer of the
                                         Registrant

Date:  May 14, 1999