Form 10-Q
period 1999-06-30
TELESCAN INC
filed 1999-08-11
CIK 832175

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED JUNE 30, 1999

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

$.01 par value per share Common Stock: 15,349,301 as of August 10, 1999.

                         TELESCAN, INC. AND SUBSIDIARIES
                               Report on Form 10-Q
                           Quarter Ended June 30, 1999


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements ..............................................    3

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................   12

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................   18

ITEM 2. Changes in Securities .............................................   18

ITEM 3. Defaults upon Senior Securities ...................................   18

ITEM 4. Submission of Matters to a Vote of Security Holders ...............   18

ITEM 5. Other Information .................................................   18

ITEM 6. Exhibits and Reports on Form 8-K ..................................   22

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 JUNE 30, 1999    DECEMBER 31, 1998
                                                                                                 -------------    -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .................................................................   $       3,486    $           1,065
  Restricted cash ............................................................................             114                  114
  Marketable securities ......................................................................          10,352                 --
  Accounts receivable, net ...................................................................           3,365                1,904
  Receivables from affiliates ................................................................             783                  643
  Notes receivable, current ..................................................................           1,507                  793
  Prepaid expenses ...........................................................................             303                  376
  Inventory ..................................................................................              45                   53
  Other current assets .......................................................................             230                  235
                                                                                                 -------------    -----------------
       TOTAL CURRENT ASSETS ..................................................................          20,185                5,183

Notes receivable, non-current ................................................................              25                   59
Property and equipment, net ..................................................................           2,788                1,916
Software development costs, net ..............................................................           4,987                5,331
Software technology rights, net ..............................................................             161                  196
Capitalized data costs, net ..................................................................              99                  150
Investments ..................................................................................             471                   20
Other assets, net ............................................................................             280                   85
                                                                                                 -------------    -----------------
       TOTAL ASSETS ..........................................................................   $      28,996    $          12,940
                                                                                                 =============    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ...........................................................................   $       4,348    $           2,661
  Accrued liabilities ........................................................................             431                  711
  Deferred revenues ..........................................................................           3,137                  643
  Current portion of long-term debt and capital lease obligations ............................             703                2,699
  Amounts due to stockholders and affiliates .................................................              36                  109
                                                                                                 -------------    -----------------
       TOTAL CURRENT LIABILITIES .............................................................           8,655                6,823

Long-term debt ...............................................................................            --                     16
Capital lease obligations ....................................................................             455                  327
Minority interest in subsidiary ..............................................................               2                 --

CONTINGENCIES (NOTE 3) .......................................................................            --                   --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 10,000,000 shares authorized; 5% Cumulative
     Convertible Preferred Stock - 120,000 shares issued and outstanding at
     June 30, 1999 and December 31, 1998 .....................................................               1                    1
   Common stock; $.01 par value; 30,000,000 shares authorized at June 30, 1999 and 15,000,000 shares authorized at December 31, 1998; 15,294,950 and
     13,214,768 shares issued and outstanding in 1999 and 1998, respectively .................             152                  132
   Additional paid-in capital ................................................................          42,355               25,509
   Accumulated other comprehensive income ....................................................             482                 --
   Accumulated deficit .......................................................................         (23,106)             (19,868)
                                                                                                 -------------    -----------------
    TOTAL STOCKHOLDERS' EQUITY ...............................................................          19,884                5,774
                                                                                                 -------------    -----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................   $      28,996    $          12,940
                                                                                                 =============    =================

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           QUARTER ENDED                    SIX MONTHS ENDED
                                                                   ------------------------------    ------------------------------
                                                                   JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1999    JUNE 30, 1998
                                                                   -------------    -------------    -------------    -------------
Revenue:
   Service .....................................................   $       6,242    $       4,011    $      11,946    $       7,046
   Products ....................................................             180              142              309              380
   Contract revenue earned from affiliates .....................             355              329              626              669
                                                                   -------------    -------------    -------------    -------------
     Total revenue .............................................           6,777            4,482           12,881            8,095

Cost and expenses:
   Cost of service .............................................           3,398            2,283            6,220            4,590
   Cost of products ............................................             108               79              188              179
   Research and development expenses ...........................             114              124              246              244
   Selling and marketing expenses ..............................           1,100              786            2,198            1,607
   General and administrative expenses .........................           2,157            1,770            3,932            3,309
   Acquisition costs ...........................................           3,181             --              3,181             --
   Interest expense ............................................              27              200              139              225
                                                                   -------------    -------------    -------------    -------------
     Total costs and expenses ..................................          10,085            5,242           16,104           10,154
                                                                   -------------    -------------    -------------    -------------
Loss before minority interest ..................................          (3,308)            (760)          (3,223)          (2,059)

Minority interest in loss of subsidiary ........................              30               51               62              100
                                                                   -------------    -------------    -------------    -------------
Net loss .......................................................          (3,278)            (709)          (3,161)          (1,959)

Preferred stock dividends ......................................             (37)             (19)             (75)             (19)
Incremental yield dividend .....................................            --                (44)            --                (44)
                                                                   -------------    -------------    -------------    -------------
Loss attributable for common stockholders ......................   $      (3,315)   $        (772)   $      (3,236)   $      (2,022)
                                                                   =============    =============    =============    =============
Net loss per common share:
   Basic and diluted ...........................................   $       (0.22)   $       (0.06)   $       (0.22)   $       (0.15)

Weighted average shares:
   Basic and diluted ...........................................          15,231           13,188           14,774           13,066

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                         SIX MONTHS ENDED
                                                                                                   --------------------------------
                                                                                                   JUNE 30, 1999      JUNE 30, 1998
                                                                                                   -------------      -------------
Cash flows from operating activities:
Net loss .....................................................................................     $      (3,161)     $      (1,959)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Minority interest in loss of subsidiary ...............................................               (62)              (100)
       Depreciation and amortization .........................................................             1,593              1,451
       Non-cash service revenue ..............................................................            (1,572)              --
       Non-cash warrants issued ..............................................................               164                125
       Provision for doubtful accounts .......................................................              --                   12
   Changes in current assets and liabilities:
     Receivables and advances ................................................................            (2,282)            (1,179)
     Other current assets ....................................................................                87                 74
     Accounts payable ........................................................................             1,688               (278)
     Other current liabilities ...............................................................                45                343
                                                                                                   -------------      -------------
       Net cash used in operating activities .................................................            (3,500)            (1,511)

Cash flows from investing activities:
   Additions to property and equipment .......................................................            (1,320)               (87)
   Additions to software development costs ...................................................              (553)            (1,256)
   Additions to investments ..................................................................              (451)              --
                                                                                                   -------------      -------------
       Net cash used in investing activities .................................................            (2,324)            (1,343)

Cash flows from financing activities:
   Capital calls from minority stockholder ...................................................                63                 89
   Proceeds from issuances of common stock, net of equity
     transaction expenses ....................................................................            10,363                367
   Proceeds from issuance of 5% convertible preferred stock ..................................              --                3,000
   Preferred dividends paid ..................................................................               (75)               (19)
   Proceeds from notes payable ...............................................................              --                2,059
   Payments on notes payable and capital lease obligations ...................................            (2,351)              (265)
   Payments to stockholder ...................................................................               (73)              (154)
   Additions to capital lease obligations ....................................................               318               --
                                                                                                   -------------      -------------
       Net cash provided by financing activities .............................................             8,245              5,077
                                                                                                   -------------      -------------
Net change in cash and cash equivalents ......................................................             2,421              2,223

Cash and cash equivalents:
   Beginning of period .......................................................................             1,065              1,500
                                                                                                   -------------      -------------
   End of period .............................................................................     $       3,486      $       3,723
                                                                                                   =============      =============

   The accompanying notes are an integral part of these financial statements.

                               TELESCAN, INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                            SIX MONTHS ENDED
                                                                                                    --------------------------------
                                                                                                    JUNE 30, 1999      JUNE 30, 1998
                                                                                                    -------------      -------------
Cash paid for:
   Interest ...................................................................................     $         225      $          60
                                                                                                    =============      =============
Company common stock exchanged for investment in GlobalNet
   Financial.com, Inc. ........................................................................     $       6,045      $        --
Marketable securities received for licensing fees .............................................             1,375               --
Marketable securities received for services ...................................................             2,365               --
                                                                                                    -------------      -------------
Cost basis of marketable securities ...........................................................     $       9,785      $        --
Unrealized gain ...............................................................................               567               --
                                                                                                    =============      =============
                                                                                                    $      10,352      $        --
                                                                                                    =============      =============
Company common stock exchanged for option to purchase additional
   shares in GlobalNet Financial.com, Inc. ....................................................     $         291      $        --
Unrealized loss on options ....................................................................               (85)              --
                                                                                                    =============      =============
                                                                                                    $         206      $        --
                                                                                                    =============      =============

Computer equipment acquired under long-term capital leases ....................................     $         149      $         306
Incremental yield on preferred stock ..........................................................     $        --        $          44

   The accompanying notes are an integral part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The condensed consolidated financial statements reflect the accounts of Telescan, Inc. (the "Company") and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements and notes thereto at June 30, 1999 and for the six and three month periods ended June 30, 1999 reflect the May 31, 1999 acquisition of INVESTools, Inc. ("INVESTools"). The acquisition was accounted for as a pooling-of-interests. Accordingly, the condensed consolidated financial statements for the second quarter and first six months of fiscal year 1998 have been restated. Prior to the acquisition, INVESTools had a fiscal year end of June 30. Comparative numbers for fiscal year 1998 combine the three and six months ended June 30,1998 for the Company and the three and six months ended December 31, 1997 for INVESTools.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 for the Company included in the Company's Annual Report on Form 10-K. The results of operations for the six-month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

2.      ACQUISITIONS

On May 31, 1999 the Company acquired INVESTools for an aggregate consideration of 2,345,931 shares of the Company's common stock for all of the outstanding shares of INVESTools' common stock. Of the 2,345,931 shares, 2,124,976 shares were issued at the date of acquisition and the remaining 220,955 shares will be issued upon the exercise of INVESTools stock options assumed by the Company. INVESTools provides investment advisory services from professional money managers including live model portfolios, discussion boards and premier newsletters.

The following table presents results for the previously separate enterprises for the periods before the combination that are included in the current combined financial statements (in thousands):

                         TELESCAN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                         MARCH 31, 1999         MARCH 31, 1998
                                       ------------------    ------------------
Net sales:
  Telescan .........................   $            5,347    $            3,428
  INVESTools .......................                  757                   185
                                       ------------------    ------------------
    Total ..........................   $            6,104    $            3,613
                                       ==================    ==================
Net income (loss):
  Telescan .........................   $              314    $             (872)
  INVESTools .......................                 (235)                 (378)
                                       ------------------    ------------------
    Total ..........................   $               79    $           (1,250)
                                       ==================    ==================

There were no transactions between INVESTools and the Company prior to the combination and no material adjustments have been recorded to conform INVESTools' accounting policies to those of the Company. Certain reclassifications were made to INVESTools' financial statements to conform to the Company's presentation.

In connection with the combination, non-recurring transaction costs of approximately $3,181,000 were incurred, all of which were expensed in the second quarter of 1999.

3.      CONTINGENCIES

Effective June 11, 1999 the Company terminated its contract with Web Street Securities, Inc. ("Web Street"). The Company has initiated efforts to recover approximately $437,000 believed to be owed to the Company by Web Street, by activating the mandatory mediation provision in the contract. To date, Web Street has not responded to the notice of mediation. Mediation procedures are anticipated to be completed by the end of September 1999, at which time the Company will determine if further legal action is appropriate. As of June 30, 1999 no allowances have been provided for the potential impairment of this receivable.

From time to time, the Company is involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material effect on the Company's financial position or results of operations.

4.      MARKETABLE SECURITIES

Marketable securities which represent the Company's investment in the common stock of GlobalNet Financial.com, Inc. ("GlobalNet", previously named MicroCap Financial Services, Inc.) are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, reported as a separate component within stockholders' equity entitled accumulated other comprehensive income.

5.      COMPREHENSIVE INCOME

Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity (except those resulting from investments by and distributions to owners), including, among other things, foreign currency translation adjustments, and unrealized gains (losses) on marketable securities

                         TELESCAN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

classified as available-for-sale. The adoption of this policy had no effect on the Company's net income (loss) or stockholders' equity in 1998. Total comprehensive earnings (loss) for the quarter ended June 30, 1999 and the six months ended June 30, 1999 follow (in thousands):

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30, 1999       JUNE 30, 1999
                                          ------------------   ----------------
Net loss ...............................  $           (3,278)  $         (3,161)
Unrealized gain on marketable securities                 482                482
                                          ------------------   ----------------
Total comprehensive loss ...............  $           (2,796)  $         (2,679)
                                          ==================   ================

6.      SEGMENT REPORTING

The Company operates two major segments, financial and non-financial. The financial segment includes Internet and online financial and investment advisory services provided by the Company and its wholly-owned subsidiary, INVESTools, license fees earned from third parties for private label versions of the Company's proprietary database applications, products and advertising on the Company's and INVESTools' website. The non-financial segment includes Knowledge Express Data Systems, L.C. ("KE"), of which the Company owns 55.58%; the publishing and entertainment industry operations; and an Internet baseball game. KE is an online provider of biotechnology/pharmaceutical databases for universities and research markets. The publishing and entertainment industry encompasses the development and operation of online and database services for publications including Billboard Online, Adweek Online, The Hollywood Reporter Online and Backstage Online for BPI Communications, L.P. The sports entertainment operation is an online game designed for baseball enthusiasts.

Intersegment revenues are eliminated in consolidation. The segment information below is consistent with the basis of segmentation presented in the Company's annual report with the inclusion of INVESTools in the financial segment.

                           REVENUE BY INDUSTRY SEGMENT

                             THREE MONTHS ENDED           SIX MONTHS ENDED
                        --------------------------- ---------------------------
                        JUNE 30, 1999 JUNE 30, 1998 JUNE 30, 1999 JUNE 30, 1998
                        ------------- ------------- ------------- -------------
Financial .........     $       6,055 $       4,044 $      11,470 $       7,251
Non-Financial .....               722           438         1,411           844
                        ------------- ------------- ------------- -------------
Total .............     $       6,777 $       4,482 $      12,881 $       8,095
                        ============= ============= ============= =============

                         TELESCAN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      OPERATING PROFIT BY INDUSTRY SEGMENT

                        THREE MONTHS ENDED              SIX MONTHS ENDED
                 -----------------------------    -----------------------------
                 JUNE 30, 1999   JUNE 30, 1998    JUNE 30, 1999   JUNE 30, 1998
                 -------------   -------------    -------------   -------------
Financial .....  $      (3,223)  $        (732)   $      (3,047)  $      (1,922)
Non-Financial .            (92)            (40)            (189)           (100)
                 -------------   -------------    -------------   -------------
Total .........  $      (3,315)  $        (772)   $      (3,236)  $      (2,022)
                 =============   =============    =============   =============


                     IDENTIFIABLE ASSETS BY INDUSTRY SEGMENT

                                               JUNE 30, 1999   DECEMBER 31, 1998
                                               -------------   -----------------
Financial ..................................   $      28,445   $          12,385
Non-Financial ..............................             551                 555
                                               -------------   -----------------
Total ......................................   $      28,996   $          12,940
                                               =============   =================

                SPECIFIC ASSETS AND EXPENSES BY INDUSTRY SEGMENT

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                      ------------------------------   -----------------------------
                                       JUNE 30, 1999   JUNE 30, 1998   JUNE 30, 1999   JUNE 30, 1998
                                       -------------   -------------   -------------   -------------
Software capitalization:
  Financial ........................   $         243   $         498   $         553   $       1,129
  Non-Financial ....................            --                61            --               127
                                       -------------   -------------   -------------   -------------
  Total ............................   $         243   $         559   $         553   $       1,256
                                       =============   =============   =============   =============
Depreciation and amortization
  expense:
  Financial ........................   $         781   $         642   $       1,515   $       1,237
  Non-Financial ....................              39              99              78             214
                                       -------------   -------------   -------------   -------------
  Total ............................   $         820   $         741   $       1,593   $       1,451
                                       =============   =============   =============   =============

                         TELESCAN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial segment bears the majority of expenses associated with capital expenditures and corporate facilities. These include fixed assets and related depreciation and other non-allocable expenses such as rent, legal, interest and dividends.

7.      SUBSEQUENT EVENTS

In July 1999, the Company announced the sale of 1,111,111 additional shares of its common stock to GE Capital Equity Investments, Inc. ("GE") for $25,000,000. The Company expects to issue the shares in mid August 1999. The investment will bring GE's equity ownership in the Company to 2,331,348 shares, or 14.2%, of the Company's outstanding common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

OVERVIEW

Telescan, Inc. (the "Company") is an industry leader in providing Internet services to financial and publishing service companies, as well as proprietary analytics and content to individuals. The Company develops and operates Internet sites and major online networks serving the financial and publishing industries. The Company's services and products, which are based upon its proprietary online operating system and user software, allow its customers to electronically access and analyze information through their personal computer systems.

The Company's primary product line is a system of Internet and online financial services and products provided directly to users and under private label or co-branded versions from third parties. Such services allow investors to:

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

In May of 1999, the Company acquired INVESTools Inc. ("INVESTools") in exchange for 2,345,931 shares of the Company's common stock in a transaction accounted for as a pooling-of-interests. Of the total shares exchanged, 2,124,976 shares were issued at the date of acquisition. The remaining 220,955 shares will be issued upon the exercise of INVESTools stock options assumed by the Company. INVESTools provides the Company's existing subscribers with new interactive investment advisory services including email hotlines and discussion boards and offers the Company cross marketing opportunities.

The non-financial business segment of the Company includes third party Internet services, which are hosted and operated via alliances in the publishing, entertainment, sports and biotechnical/pharmaceutical industries.

Service revenue is generated in the form of Internet and online service fees, licensing and development fees, fees from third parties, advertising fees, investment advisory services, product sales and affiliate contract revenue. The Company's Internet and online service revenue is composed of individual subscribers paying recurring monthly usage fees and annual subscription fees, together with fees from third parties for licensing and developing private label or co-branded versions of the Company's database applications. Advertising revenue is derived from ads placed on the Company's Wall Street City (HTTP://WWW.WALLSTREETCITY.COM) and INVESTools (HTTP://WWW.INVESTOOLS.COM) websites and certain third party sites hosted by the Company and INVESTools. Investment advisory services revenue is generated from the Company's wholly owned subsidiary, INVESTools. Product revenue is generated from the sale of online system software, software and service enhancements, major product upgrades and related educational and training products such as books and videotapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the various needs of the sophisticated user. The Company's contract revenue is generated from providing contract service to a related party. The contract services include developing, operating and maintaining online database systems and providing administrative services.

A loss of $3,315,000 was incurred in the second quarter of 1999 primarily due to non-recurring costs of $3,181,000 associated with the acquisition of INVESTools. The quarter ended June 30, 1999 also included a non-recurring license fee of $938,000. Such license fees are a single charge for the right to use the Company's technology. Although these fees are non-recurring, license fees for access to additional databases may be sold to existing third parties or license fee revenue may be derived from new agreements. Recurring revenues were higher with the continuation of site management fees, content license fees and cost plus reimbursable expenses associated with previously executed license agreements.

The financial information for the six months and quarter ended June 30, 1998 have been restated to reflect the acquisition of INVESTools. The restated results for the three and six month periods ended June 30, 1998 reflect the Company's operating results for those periods combined with the operating results of INVESTools for the three and six month periods ended December 31, 1997 (see Note 1. to the Condensed Consolidated Financial Statements).

For purposes of the comparison discussion, all references to the period ended June 30, 1998 refer to the Company's restated operating results.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Total revenues for the six months ended June 30, 1999 rose $4,786,000, or 59%, over the six months ended June 30, 1998. Increased revenues occurred in both the financial and non-financial segment and significant increases in service revenues were offset by slight decreases in product and contract revenue.

Service revenues increased $4,900,000 reflecting a 70% increase for the six months ended June 30, 1999 as compared to the first six months of the fiscal year 1998. The Internet revenue portion of service revenues increased from $3,402,000 to $8,986,000. Increased license fees accounted for $1,463,000 of the service revenue increase. License fees, which allow third parties access to the Company's technology, are normally non-recurring; however, new or additional license fee agreements are negotiated on a continuing basis. The first six months of 1999 also include billable costs, some of which have been marked up for overhead expenses, to NBC of $1,063,000. INVESTools revenue rose from $444,000 to $1,706,000 for the first half of fiscal year 1998 as compared to the six months ended June 30, 1999. The three-fold increase is primarily due to increased sales of advisory information to investors from $224,000 for the first half of fiscal year 1998 to $1,005,000 for the six months ended June 30, 1999. Non-Internet revenues decreased $684,000 for the comparable time periods. Online service revenues and other discount brokerage business were lower by $494,000 and $109,000, respectively. Non-financial revenue, which is included in Internet service revenue, rose $569,000, or 68%, for the six months ended June 30, 1999 as compared to the same period in 1998. The significant increase is primarily due to higher revenues from hosting services provided to several Internet sites operated by the Company for BPI Communications, L.P.

Product revenues were lower by $71,000, or 19%, for the first six months of 1999 as compared to the same period in 1998. Product revenue is decreasing slightly as the Company continues to focus its internal resources on the Internet business and third party alliances.

Contract revenue from affiliates decreased from $669,000 for the six months ended June 30, 1998 to $626,000 for the six months ended June 30, 1999 due to a reduction in revenues from TeleBuild, L.C.

Cost of service totaled $6,220,000 for the six months ended June 30, 1999 as compared to $4,590,000 for the six months ended June 30, 1998. The increase of $1,630,000, or 36%, is partially attributable to higher revenue sharing costs, which consist mainly of data and royalty costs, of $1,008,000 on increased revenues from both the Company and INVESTools. Costs incurred in the first six months of 1999, which are billable to NBC, totaled $724,000. Amortization of software and data costs was $61,000 higher for the six months ended June 30, 1999 as compared to the same period in 1998 and was substantially offset by lower communication costs of $115,000. A reduction in communication costs is expected with the increase in Internet revenues where modem based access is not required. Cost of service as a percentage of revenue (service and contract) totaled 49% for the six months ended June 30, 1999 as compared to 59% for the six months ended June 30, 1998. For the six months ended June 30, 1999, 22% of service revenue had no associated costs, whereas for the first six months of fiscal year 1998, only 12% of service revenue had no associated cost of service. The difference is due to the increase in license fee revenue, which carries no related costs. INVESTools cost of service decreased from 48% in the first six months of fiscal year 1998 to 35% for the first half of 1999 due to lower revenue sharing expenses on advertising and service sales.

Cost of products was $9,000 higher for the first six months of 1999 as compared to the first six months in 1998. The increase is primarily due to customer service expenses, which were 5% higher for the first six months of 1999 as compared to the same period in 1998. Cost of products as a percentage of revenue totaled 61% for the six months ended June 30, 1999 as compared to 47% for the same quarter in 1998. The increased percentage is primarily due to product mix. In the first six months of 1998, a larger percentage of the total product sales included products with a relatively low cost to revenue percent.

Research and development costs for INVESTools were relatively constant for the first half of fiscal year 1998 as compared to the six months ended June 30, 1999.

Selling and marketing expenses rose $591,000, or 37%, for the six months ended June 30, 1999 as compared to the first six months of the fiscal year 1998. Salary and related benefit expense, net of expenses billable to NBC in 1999, were higher by $408,000 for the comparable time periods. In 1998, the non-financial segment compensation was capitalized as software development costs. Compensation expense for the non-financial segment of $300,000 was incurred through June 30, 1999 of which no amounts were capitalized as software development costs. Further contributing to the higher salary expense was an increase in personnel. Rent expense allocated to selling and marketing increased by $140,000 from the first six months of 1998 as compared to the same period in 1999. Increases in compensation expense and rent expense between comparable periods were partially offset by a reduction of $82,000 in advertising expense, which is being more closely monitored. The Company has reduced advertising efforts on certain campaigns.

General and administrative expenses rose from $3,309,000 for the first six months of fiscal year 1998 to $3,932,000, or 19%, for the first six months of 1999. Salary and related benefit expense, net of amounts capitalized as software development and amounts billable to NBC, were $453,000 higher for the six months ended June 30, 1999 compared to the first six months of fiscal year 1998. An increase in personnel contributed to the higher salary expense. Depreciation/rental equipment expense rose by $127,000 for the comparable six month periods. Legal expenses, excluding expenses associated with the acquisition of INVESTools, rose $72,000 for the six months ended June 30, 1999 as compared to the first six months of fiscal year 1998. Rent expense allocated to general and administrative expense was $109,000 lower for the first six months of 1999 as compared to 1998.

Costs incurred with the INVESTools acquisition have been segregated as a separate expense since such costs are non-recurring. Acquisition costs totaled $3,181,000 and included fees for legal and accounting services and investment banker expenses.

Interest expense decreased from $225,000 for the six months ended June 30, 1998 to $139,000 for the six months ended June 30, 1999. During the first half of fiscal year 1998 warrant expense related to INVESTools was recorded in the amount of $125,000 as compared to $91,000 for the six months ended June 30, 1999.

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

Total revenues rose from $4,482,000 for the quarter ended June 30, 1998 to $6,777,000 for the quarter ended June 30, 1999. The revenue increase of $2,295,000, or 51%, is attributable to significant increases in service revenues and slight increases in product and contract revenue.

Service revenues for the quarter ended June 30, 1999 increased by $2,231,000, or 56%, over the second quarter of fiscal year 1998. The Internet portion of service revenue increased from $2,252,000 for the second quarter of fiscal 1998 to $4,831,000 for the three months ended June 30, 1999. Included in this increase are costs, some of which are marked up, to be billed to NBC of $650,000. INVESTools' portion of Internet revenues grew from

$259,000 in the second quarter of fiscal year 1998 to $949,000 for the quarter ended June 30, 1999. Content sales of advisory information to investors and advertising sales increased $429,000 and $167,000, respectively. Included in the Internet revenue is an increase of $288,000 on increased subscription revenue from the quarter ended June 30, 1998 to the comparable quarter in 1999 for the non-financial segment. Hosting service revenue from a licensing agreement added $197,000 to Internet service revenue and advertising sales on the Company's website Wall Street City were higher by $152,000. Increases in Internet revenues were slightly offset by decreases in non-Internet revenues, the most significant being the decline in the Company's online subscriber revenue of $248,000.

Product revenue rose by $38,000, or 27%, from the quarter ended June 30, 1998 to the quarter ended June 30, 1999 due to a successful promotion campaign in the second quarter of 1999.

Contract revenue was higher by $26,000 for the quarter ended June 30, 1999 as compared to the same quarter in 1998 due to increased revenue from the Company's affiliate, TeleBuild, L.C.

Cost of service increased $1,115,000, or 49%, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Costs associated with fees billable to NBC totaled $508,000 for the second quarter of 1999 versus none in the second quarter of 1998. Costs associated with revenue sharing agreements, which consist mainly of royalties and data costs, rose $550,000 from the second quarter of 1998 to the second quarter of 1999 on increased revenues. Cost of service as a percentage of service revenue was 54% for the quarter ended June 30, 1999 and 57% for the quarter ended June 30, 1998. The slight variation is due to higher advertising and service revenues from INVESTools, which have lower associated costs.

Cost of products totaled $108,000 for the quarter ended June 30, 1999 and $79,000 for the same period in 1998. The $29,000 increase is primarily attributable to increased sales. Cost of products as a percentage of product sales was 60% for the second quarter of 1999 as compared to 56% for the second quarter of 1998. A promotion in the second quarter of 1999 included higher royalty, shipping and transaction expenses which accounted for the increase in products relative to revenues.

Research and development expenses were lower for the quarter ended June 30, 1999 as compared to the second quarter of fiscal year 1998 by $10,000 due to reduced staffing levels and use of outside resources.

Selling and marketing expenses rose $314,000, or 40%, from the first quarter of fiscal year 1998 to the quarter ended June 30, 1999. Salary and related benefit expense were higher by $129,000 in the second quarter of 1999 as compared to the second quarter of fiscal year 1998. The second quarter of 1999 includes $146,000 in total compensation expense for the non-financial group of which no amounts have been capitalized as software development. For the quarter ended June 30, 1998, non-financial compensation expense of $147,000, was capitalized as software development costs. For the second quarter of 1999 rent expense allocated to selling and marketing expense increased by $68,000 as compared to the second quarter of 1998.

General and administrative expense increased $387,000, or 22%, from the second quarter of fiscal year 1998 to the second quarter of 1999. Salary and related benefit expense, net of amounts capitalized as software development and billable to NBC, were $141,000 higher for the three months ended June 30, 1999 as compared to the second quarter of fiscal year 1998. The higher salary expense is primarily attributable to increased personnel. Depreciation/equipment rental expense was higher by $66,000 for the three months ended June 30, 1999 as compared to the second quarter of fiscal year 1998. The second quarter of 1999 included a charge of $89,000 for the cashless exercise of stock options. Shares exchanged for the option price of the stock option in lieu of cash are expensed in the exercise period. Rent expense allocated to general and administrative expense for the three months ended June 30, 1999 was $55,000 lower than for the second quarter of fiscal year 1998.

Acquisition costs of $3,181,000 represent non-recurring expenses incurred with the purchase of INVESTools. Costs include legal and accounting fees and brokerage commissions.

Interest expense decreased from $200,000 in the quarter ended June 30, 1998 to $27,000 for the quarter ended June 30, 1999. During the second quarter of fiscal year 1998 warrant expense related to INVESTools was recorded in the amount of $125,000 versus no expense in the same quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 the Company had cash and cash equivalents of $3,486,000 representing an increase of $2,421,000 since December 31, 1998. Net cash used in operating activities was $3,500,000 for the six months ended June 30, 1999, compared to $1,511,000 for the six months ended June 30, 1998. The $1,989,000 increase in cash used primarily reflects the $3,161,000 loss for the six month period ended June 30, 1999, of which $3,181,000 represents costs associated with the acquisition of INVESTools. Contributing to the increase in cash used in operations during the six months ended June 30, 1999 was non-cash service revenue of $1,572,000 representing common stock received in lieu of cash in connection with a license agreement. Accounts payable increased $1,688,000 from the six months ended June 30, 1998 as compared to the same period in fiscal year 1999, largely due to acquisition expenses.

The Company's primary capital needs are for the continued investment in technology through software development activities and the purchase of computers and communications equipment. During the six months ended June 30, 1999 the Company invested $553,000 in software development costs and $1,320,000 (excluding $149,000 paid directly by the lessor) for capital equipment. The Company estimates that it may invest up to an additional $1,000,000 to $1,500,000 in capital expenditures over the next twelve months.

In July 1999, the Company announced the sale of an additional 1,111,111 shares of its common stock to GE Capital Equity Investments, Inc. ("GE") for $25,000,000. The Company expects to issue the shares in mid August 1999. The investment will bring GE's equity ownership in the Company to 2,331,348 shares, or 14.2%, of the Company's outstanding common stock.

The Company believes that cash to be received from the sale of common stock to GE, combined with cash to be generated from operations will be sufficient to meet working capital requirements.

Aggregate revenue from the Company's own Internet and online services, including advertising revenue and related product sales accounted for approximately 36% of the Company's total revenue for the six months ended June 30, 1999. A downturn in the equity markets could cause a reduction in recurring revenue, which could have an adverse effect on the Company's financial position and results of operations. To counter the potential impact, if any, of such a downturn, the Company is continuing its efforts to broaden its revenue base with the acquisition of INVESTools and through alliances with third parties to develop and operate Internet based services. Success in these efforts should increase the level of advertising revenue.

YEAR 2000 READINESS

The potential problems referred to as "Year 2000" or "Y2K" result from systems using only two digits to indicate the year in a date and thereby not being able to distinguish between January 1, 1900 and January 1, 2000. In addition, certain systems may fail to detect that the year 2000 is a leap year.

The Y2K issue affects the Company's internal systems, including information technology (IT) and non-IT systems. To evaluate these systems, the Company maintains a task force that addresses software, hardware network, PC and third party data and communication provider issues. The task force has created a comprehensive action plan to assess and evaluate existing systems and is currently implementing replacements and modifications where necessary. The final phase of the action plan includes thoroughly testing systems and developing contingency plans as specific problems are identified.

The Company has completed the assessment phase of its internal hardware equipment and has upgraded or replaced non-compliant systems. Such upgrades or replacements were in the ordinary course of business and were included in the Company's planned capital expenditures. The Company has substantially completed reviewing internal software applications. Upgrades and modifications are expected to be completed in the third quarter of 1999. The Company believes its host system, which is considered by management to be the Company's critical system, is Y2K compliant since this system has control logic based on binary Julian dates rather than the two-digit format. The Company has identified the key programs within the host system that perform the majority of the functions and has begun studying such programs in detail. It is the Company's intention to correct any detectable problems and perform a "mock" Year 2000 trial test in the third quarter. The Company expects that all phases of Y2K compliance can be accomplished with current staffing levels. To date, no costs specifically identified as Y2K remediation costs have been incurred or expensed.

INVESTools, whose host system is located in California, has completed its assessment and evaluation of its current internal systems for Y2K problems, and it has developed an action plan which includes thorough testing of systems and the development of contingency plans to address specific problems as they are identified. INVESTools is currently implementing replacements and modifications for internal systems where necessary. INVESTools expects that such replacements and modifications will be completed prior to December 31, 1999. The total Y2K cost is not expected to be material to INVESTools' operation or financial position. INVESTools expects it will be able to complete all phases of its Y2K compliance program with current staffing levels. INVESTools expects to develop contingency plans with respect to such third party Y2K matters by the end of September 1999.

The Company's Internet and online services, as well as INVESTools' Internet service, are highly dependent upon outside communication and third party data and content providers. The Company and INVESTools have compiled lists of critical providers and vendors and the Company has contacted its critical providers in writing regarding their compliance and remediation efforts. To date, responses have been incomplete and the Company has determined that future written responses from vendors are unlikely. Most outside vendors have, however, included Y2K compliance data on their websites and the Company continually monitors revisions to such information. INVESTools is in the process of contacting key vendors and anticipates receiving assessments of outside communication and third party data and content providers by August 31, 1999. The Company and INVESTools cannot currently proclaim that all potential Y2K issues resulting from outside communication and third party data and content providers will be resolved.

The most reasonably likely worst case scenario is the failure of one or more outside communication or third party data providers to be Y2K compliant or to change existing data feed code without notifying the Company. Such failure could require the Company to incur unanticipated expenses to alter programs to accept new data feed codes or replace such outside communication or third party data, if needed, to maintain the Company's products and services at expected levels. Such action could have a material adverse effect on the Company's business, results of operations and financial condition. The Company anticipates being able to determine the worst case scenario by mid-September 1999. As the Company's testing phase of internal software applications is completed and the assessment of outside communication and third party data providers are determined, the Company will develop an applicable contingency plan for Y2K issues. The contingency plan to react to the most reasonably likely worst case scenario should be developed by the Company no later than the end of September 1999.

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

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 25, 1999, the Company held a Special Meeting of Stockholders ("Special Meeting"). The purpose of the Special Meeting was to amend the Certificate of Incorporation to increase the number of authorized common stock from 15,000,000 to 30,000,000 shares.

Of the 13,103,508 shares of common stock outstanding and eligible to vote, 6,589,632 shares were voted for, 1,100 shares were voted against and 1,630 shares abstained from voting on the matter. Of the 120,000 shares of preferred stock outstanding and eligible to vote, 120,000 shares voted for the matter.

ITEM 5.        OTHER INFORMATION.

SELECTED UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL DATA

The following unaudited pro forma combined condensed financial statements are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have been realized had the Company and INVESTools been a combined entity during the specified periods. The pro forma combined condensed financial statements, including the notes thereto, are qualified in their entirety by reference to, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-Q and the Company's Annual Report on Form 10-K and the historical financial statements of INVESTools, including the notes thereto, included in the Company's proxy statement for its Special Meeting of Stockholders' on May 25, 1999.

The following pro forma combined condensed financial statements give effect to the merger of the Company and INVESTools using the pooling-of-interests method of accounting. The pro forma combined condensed financial statements are based on the respective historical audited and unaudited financial statements and the notes thereto of the Company and INVESTools.

The pro forma combined condensed statements of operations for the years ended December 31, 1998, 1997 and 1996 assume that the merger took place on January 1, 1996 and combines the Company's audited consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996 and INVESTools' audited statements of operations for the years ended June 30, 1998 and 1997 and unaudited statements of operations for the year ended June 30, 1996.

                     PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                                 YEAR ENDED DECEMBER 31, 1996

                                                                                     PRO FORMA
                                                        TELESCAN      INVESTOOLS      COMBINED
                                                       ----------     ----------     ----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ..........................................    $   13,756     $       55     $   13,811

Costs of revenues .................................         8,549             37          8,586
Selling, general and administrative expenses ......         8,403            515          8,918
Research and development ..........................          --              321            321
Loss on writedown of impaired assets
Interest expense, net .............................            83              3             86
                                                       ----------     ----------     ----------
        Total costs and expenses ..................        17,035            876         17,911

Loss before minority interest in loss of subsidiary        (3,279)          (821)        (4,100)
Minority interest loss ............................           345           --              345
                                                       ----------     ----------     ----------
        Net loss ..................................    $   (2,934)    $     (821)    $   (3,755)
                                                       ==========     ==========     ==========
Loss from operations per common share:
   Basic and diluted ..............................                                  $    (0.29)

Weighted average shares - basic and diluted .......                                      12,740 (a)
                                                                                     ==========

       See notes to unaudited pro forma combined condensed financial data

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997

                                                                                  PRO FORMA
                                                   TELESCAN       INVESTOOLS      COMBINED
                                                   ----------     ----------     ----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ......................................    $   16,125     $      391     $   16,516

Costs of revenues .............................         8,756            144          8,900
Selling, general and administrative expenses ..         7,458          1,034          8,492
Research and development ......................          --              571            571
Interest expense, net .........................           105             12            117
                                                   ----------     ----------     ----------
        Total costs and expenses ..............        16,319          1,761         18,080

Loss before minority interest in loss of
  subsidiary ..................................          (194)        (1,370)        (1,564)
Minority interest loss ........................           409           --              409
                                                   ----------     ----------     ----------
Income (loss) from continuing operations ......           215         (1,370)        (1,155)
Loss from discontinued operations .............           (19)          --              (19)
                                                   ----------     ----------     ----------
        Net income (loss) .....................    $      196     $   (1,370)    $   (1,174)
                                                   ==========     ==========     ==========
Income (loss) from operations per common share:
   Basic and diluted ..........................                                  $    (0.09)

Weighted average shares - basic and diluted ...                                      12,891(a)
                                                                                 ==========

       See notes to unaudited pro forma combined condensed financial data

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998

                                                                              PRO FORMA
                                                 TELESCAN      INVESTOOLS      COMBINED
                                                ----------     ----------     ----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ...................................    $   15,542     $    1,504     $   17,046

Costs of revenues ..........................         9,152            587          9,739
Selling, general and administrative expenses         9,240          1,835         11,075
Research and development ...................          --              697            697
Loss on writedown of impaired assets .......         1,530           --            1,530
Interest expense and other, net ............            97            548            645
                                                ----------     ----------     ----------
        Total costs and expenses ...........        20,019          3,667         23,686

Loss before minority interest in loss of
  subsidiary ...............................        (4,477)        (2,163)        (6,640)
Minority interest loss .....................           142           --              142
                                                ----------     ----------     ----------
Loss from continuing operations ............        (4,335)        (2,163)        (6,498)
Income from discontinued operations ........            19           --               19
                                                ----------     ----------     ----------
        Net loss ...........................        (4,316)        (2,163)        (6,479)

Preferred stock dividends ..................            94           --               94
Incremental yield dividend .................            44           --               44
Loss available to common stockholders ......    $   (4,454)    $   (2,163)    $   (6,617)
                                                ==========     ==========     ==========
Loss from operations per common share:
   Basic and diluted .......................                                  $    (0.50)

Weighted average shares - basic and diluted                                       13,164(a)
                                                                              ==========

              See notes to unaudited pro forma combined condensed financial data

NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL DATA

BASIS OF PRESENTATION

The results of the Company for the years ended December 31, 1996, 1997 and 1998 have been combined with the results of INVESTools for the years ended June 30, 1996, 1997 and 1998.

Certain revenues and expenses of INVESTools have been reclassified to conform with the presentation utilized by the Company. The effect of accounting policy differences are immaterial and have not been adjusted in the unaudited pro forma combined condensed financial data.

(a) Pro forma weighted average shares outstanding includes 2,124,976 shares issued by the Company to consummate the merger with INVESTools.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (A)    Exhibits:

               11*    Statement regarding computation of earnings per share.
               27*    Financial Data Schedule.

               -----------
                  *   Indicates documents filed herewith.

               (B)    Reports on Form 8-K:

                      A current report on Form 8-K was filed by the Company on June 11, 1999 regarding the acquisition of INVESTools Inc.

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

Date:   August 11, 1999