Form 10-Q
period 1999-09-30
TELESCAN INC
filed 1999-11-15
CIK 832175

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED SEPTEMBER 30,
                                      1999

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

$.01 par value per share Common Stock: 16,503,667 as of November 11, 1999.

                       TELESCAN, INC. AND SUBSIDIARIES
                             Report on Form 10-Q
                       Quarter Ended September 30, 1999

PART I.    FINANCIAL INFORMATION

ITEM  1.   Financial Statements....................................     3

ITEM  2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    12

PART II.   OTHER INFORMATION

ITEM  1.   Legal Proceedings.......................................    19

ITEM  2.   Changes in Securities...................................    19

ITEM  3.   Defaults upon Senior Securities.........................    19

ITEM  4.   Submission of Matters to a Vote of Security Holders.....    19

ITEM  5.   Other Information.......................................    20

ITEM  6.   Exhibits and Reports on Form 8-K........................    24

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       TELESCAN, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                                                -------------------  -------------------
                                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ................................................          $ 17,498             $  1,065

   Restricted cash ..........................................................              --                    114
   Accounts receivable, net .................................................             4,212                1,904
   Receivables from affiliates ..............................................               805                  643
   Notes receivable, current ................................................             1,343                  793
   Prepaid expenses .........................................................               246                  376
   Inventory ................................................................                33                   53
   Other current assets .....................................................               286                  235
                                                                                       --------             --------
       Total current assets .................................................            24,423                5,183

Marketable securities, at market ............................................            17,157                 --
Notes receivable, non-current ...............................................                25                   59
Property and equipment, net .................................................             3,109                1,916
Software development costs, net .............................................             4,812                5,331
Software technology rights, net .............................................               144                  196
Capitalized data costs, net .................................................                61                  150
Investments .................................................................             1,284                   20
Other assets, net ...........................................................               241                   85
                                                                                       ========             ========
       Total assets .........................................................          $ 51,256             $ 12,940
                                                                                       ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................          $  2,510             $  2,661
   Accrued liabilities ......................................................               694                  711
   Deferred revenues ........................................................             2,800                  643
   Current portion of long-term debt and capital lease obligations ..........               629                2,699
   Amounts due to stockholders and affiliates ...............................                36                  109
                                                                                        --------            --------
       Total current liabilities ............................................             6,669                6,823

Long-term debt ..............................................................              --                     16
Capital lease obligations ...................................................               354                  327


Contingencies (Note 2) ......................................................              --                   --

Stockholders' equity
   Preferred stock, $.01 par value; 10,000,000 shares
       authorized; 5% Cumulative Convertible Preferred
       Stock - 120,000 shares issued and outstanding ........................                 1                    1
   Common stock; $.01 par value; 30,000,000 shares authorized at June 30, 1999 and 15,000,000 shares authorized at
       December 31, 1998;  16,483,540 and 13,214,768 shares
       issued and outstanding in 1999 and 1998, respectively ................               164                  132
   Additional paid-in capital ...............................................            66,464               25,509
   Accumulated other comprehensive income ...................................               118                 --
   Accumulated deficit ......................................................           (22,514)             (19,868)
                                                                                       --------             --------
      Total stockholders' equity ............................................            44,233                5,774
                                                                                       ========             ========
      Total liabilities and stockholders' equity ............................          $ 51,256             $ 12,940
                                                                                       ========             ========

  The accompanying notes are an integral part of these financial statements.

                       TELESCAN, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           QUARTER ENDED                 NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      ------------------------        ------------------------
                                                                         1999           1998            1999            1998
                                                                      --------        --------        --------        --------
                                                                              (unaudited)                    (unaudited)
Revenue:
    Service and license fees ...................................      $  7,956        $  4,577        $ 19,902        $ 11,623
    Products ...................................................            87             154             396             534
    Contract revenue earned from affiliates ....................           342             255             968             924
                                                                      --------        --------        --------        --------
      Total revenue ............................................         8,385           4,986          21,266          13,081

Cost and expenses:
    Cost of service ............................................         3,484           2,316           9,704           6,906
    Cost of products ...........................................            83              82             270             261
    Research and development expenses ..........................           159             213             431             457
    Selling and marketing expenses .............................         1,255           1,034           3,484           2,770
    General and administrative expenses ........................         2,689           1,680           6,564           4,860
    Acquisition costs ..........................................           106            --             3,287            --
    Interest expense ...........................................            23             210             162             435
                                                                      --------        --------        --------        --------
       Total costs and expenses ................................         7,799           5,535          23,902          15,689
                                                                      --------        --------        --------        --------

Income (loss) before minority interest .........................           586            (549)         (2,636)         (2,608)

Minority interest in loss of subsidiary ........................            44              15             106             115

                                                                      --------        --------        --------        --------
Net income (loss) ..............................................           630            (534)         (2,530)         (2,493)


Preferred stock dividends ......................................           (38)            (38)           (113)            (57)
Incremental yield dividend .....................................          --              --              --               (44)
Net income (loss) attributable to common
                                                                      --------        --------        --------        --------
     Shareholders ..............................................      $    592        $   (572)       $ (2,643)       $ (2,594)
                                                                      --------        --------        --------        --------

Net income (loss) per common share:
    Basic ......................................................      $   0.04        $  (0.04)       $  (0.17)       $  (0.20)
    Diluted ....................................................      $   0.04        $  (0.04)       $  (0.17)       $  (0.20)

Weighted average shares:
    Basic ......................................................        15,919          13,200          15,160          13,151
    Diluted ....................................................        16,648          13,200          15,160          13,151


   The accompanying notes are an integral part of these financial statements.

                       TELESCAN, INC. AND SUBSIDIARIES
                      STATEMENTS OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)


                                                              QUARTER ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -----------------------------     ------------------------------
                                                          1999              1998              1999             1998
                                                       ----------        -----------     -----------       ------------
                                                               (unaudited)                        (unaudited)
Net income (loss) ..............................        $   630           $  (534)          $(2,530)          $(2,493)
Other comprehensive income, net of tax:
      Unrealized holding gains (losses)

         arising during period .................           (364)             --                 118              --
                                                        -------           -------           -------           -------
Comprehensive income (loss) ....................        $   266           $  (534)          $(2,412)          $(2,493)
                                                        =======           =======           =======           =======


   The accompanying notes are an integral part of these financial statements.

                       TELESCAN, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                --------------------------------------------
                                                                                 SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                                                                --------------------   ---------------------
                                                                                               (unaudited)
Cash flows from operating activities:
Net loss ..................................................................           $ (2,530)             $ (2,493)
    Adjustments to reconcile net loss to net cash used in
       Operating activities:
          Minority interest in loss of subsidiary .........................               (106)                 (115)
          Depreciation and amortization ...................................              2,532                 2,204
          Non-cash license fees ...........................................             (3,003)                 --
          Non-cash warrants issued for debt
                 origination and compensation .............................                164                   275
          Provision for doubtful accounts .................................                 49                    28
    Changes in current assets and liabilities:
       Receivables and advances ...........................................             (3,700)               (1,932)
       Other current assets ...............................................                 99                    88
       Accounts payable ...................................................               (151)                 (513)
         Deferred revenue .................................................                284                   184
       Other current liabilities ..........................................                (11)                  245
                                                                                      --------              --------
          Net cash used in operating activities ...........................             (6,373)               (2,029)

Cash flows from investing activities:
    Additions to property and equipment ...................................             (2,002)                 (293)
    Additions to software development costs ...............................               (898)               (1,913)
    Additions to investments ..............................................             (6,600)                 --
    Other .................................................................                114                  --
                                                                                      --------              --------
          Net cash used in investing activities ...........................             (9,386)               (2,206)

Cash flows from financing activities:
    Capital calls from minority stockholder ...............................                101                    96
    Proceeds from issuances of common stock ...............................             34,484                   405
    Proceeds from issuance of 5% convertible preferred stock ..............               --                   3,000
    Preferred dividends paid ..............................................               (113)                  (57)
    Proceeds from notes payable ...........................................               --                   2,042
    Payments on notes payable and capital lease obligations ...............             (2,547)                 (395)
    Payments to stockholder ...............................................                (73)                 (154)
    Additions to capital lease obligations ................................                340                  --
                                                                                      --------              --------
          Net cash provided by financing activities .......................             32,192                 4,937
                                                                                      --------              --------

Net change in cash and cash equivalents ...................................             16,433                   702

Cash and cash equivalents:
    Beginning of period ...................................................              1,065                 1,500
                                                                                      ========              ========
    End of period .........................................................           $ 17,498              $  2,202
                                                                                      ========              ========

   The accompanying notes are an integral part of these financial statements.

                       TELESCAN, INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                   NINE MONTHS ENDED
                                                                         ---------------------------------------
                                                                         SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                                         -------------------  ------------------
                                                                                       (unaudited)
Cash paid for:
    Interest .........................................................        $    248              $     89
                                                                              ========              ========

Company common stock exchanged for investment in GlobalNet
    Financial.com, Inc. ..............................................        $  6,045              $   --
Marketable securities received for cash ..............................           6,000                  --
Marketable securities received for licensing fees ....................           2,510                  --
Marketable securities received for services ..........................           2,365                  --
                                                                              --------              --------

Cost basis of marketable securities ..................................        $ 16,920              $   --
Unrealized gain ......................................................             237                  --
                                                                              ========              ========
                                                                              $ 17,157              $   --
                                                                              ========              ========

Company common stock exchanged for option to purchase additional
    shares in GlobalNet Financial.com, Inc. ..........................        $    291              $   --
Unrealized loss on options ...........................................            (119)                 --
                                                                              ========              ========
                                                                              $    172              $   --
                                                                              ========              ========

Computer equipment acquired under long-term capital leases ...........        $    149              $    306
Incremental yield on preferred stock .................................        $   --                $     44


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

The condensed consolidated financial statements and notes thereto at September 30, 1999 and for the nine and three-month periods ended September 30, 1999 reflect the May 31, 1999 acquisition of INVESTools, Inc. ("INVESTools"). The acquisition was accounted for as a pooling-of-interests. Accordingly, the condensed consolidated financial statements of the Company for the periods preceding the INVESTools transaction have been restated. Prior to the acquisition, INVESTools had a fiscal year end of June 30. Comparative numbers for fiscal year 1998 combine the three and nine months ended September 30, 1998 for the Company and the three and nine months ended March 31, 1998 for INVESTools.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 for the Company included in the Company's Annual Report on Form 10-K. The results of operations for the nine-month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

2.    CONTINGENCIES

Effective June 11, 1999 the Company terminated its contract with Web Street Securities, Inc. ("Web Street"). The Company has initiated efforts to recover approximately $437,000 believed to be owed to the Company by Web Street, by activating the mandatory mediation provision in the contract. Web Street did not respond to the notice of mediation and the American Arbitration Association was contacted to coordinate the mediation. Mediation procedures are scheduled for December 13, 1999, at which time the Company will determine if further legal action is appropriate. As of September 30, 1999 no allowances have been provided for the potential impairment of this receivable.

From time to time, the Company is involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material effect on the Company's financial position or results of operations.

3.  MARKETABLE SECURITIES

Marketable securities which represent the Company's investment in the common stock of GlobalNet Financial.com, Inc. ("GlobalNet," previously named MicroCap Financial Services, Inc.), Individual Investor Group, Inc., and
Freerealtime.com, Inc., are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component within stockholders' equity entitled "accumulated other comprehensive income."

4.    COMPREHENSIVE INCOME

Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity (except those resulting from investments by and distributions to owners), including, among other things, foreign currency translation adjustments, and unrealized gains (losses) on marketable securities classified as available-for-sale. The adoption of this policy had no effect on the Company's net income (loss) or stockholders' equity in 1998. Total comprehensive earnings (loss) for the quarter ended September 30, 1999 and the nine months ended September 30, 1999 follow (in thousands):

                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 1999       SEPTEMBER 30, 1999
                                                                --------------------     ---------------------
Net income (loss) .....................................                $   630                  $(2,530)
Unrealized gain (loss) on marketable securities .......                   (364)                     118
                                                                       =======                  =======
Total comprehensive income (loss) .....................                $   266                  $(2,412)
                                                                       =======                  =======

5.    SALE OF UNREGISTERED SECURITIES

In July, 1999, the Company issued 1,111,111 shares of the Company's common stock to G.E. Capital Equity Investments, Inc. ("G.E.") for $25,000,000. The additional investment brought G.E.'s equity ownership in the Company to 2,331,348 shares, or 14.2% of the Company's outstanding common stock.

6.    SEGMENT REPORTING

The Company operates two major segments, financial and non-financial. The financial segment includes Internet and online financial and investment advisory services provided by the Company and its wholly-owned subsidiary, INVESTools, license fees earned from third parties for private label and co-branded versions of the Company's proprietary database applications, products and advertising on the Company's and INVESTools' websites. The non-financial segment includes Knowledge Express Data Systems, L.C. ("KE"), of which the Company owns 55.58%; the publishing and entertainment industry operations; and an Internet baseball game. KE is an online provider of biotechnology/pharmaceutical databases for universities and research markets. The publishing and entertainment industry operations encompass the development and operation of online and database services for publications including Billboard Online, Adweek Online, The Hollywood Reporter Online and Backstage Online for BPI Communications, L.P. The sports entertainment operation is an online game designed for baseball enthusiasts.

Intersegment revenues are eliminated in consolidation. The segment information below is consistent with the basis of segmentation presented in the Company's annual report with the inclusion of INVESTools in the financial segment.

                                                                   REVENUE BY INDUSTRY SEGMENT
                                                                  ------------------------------

                                                  THREE MONTHS ENDED                          NINE MONTHS ENDED
                                      -----------------------------------------    ----------------------------------------
                                      SEPTEMBER 30, 1999     SEPTEMBER 30, 1998    SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                      ------------------     ------------------    ------------------    ------------------
Financial .....................             $ 7,547               $ 4,451               $19,016               $11,702
  Non-Financial ...............                 838                   535                 2,250                 1,379
                                            -------               -------               -------               -------

Total .........................             $ 8,385               $ 4,986               $21,266               $13,081
                                            =======               =======               =======               =======

                                                         OPERATING PROFIT BY INDUSTRY SEGMENT
                                                        ---------------------------------------

                                               THREE MONTHS ENDED                            NINE MONTHS ENDED
                                    ----------------------------------------      -----------------------------------------
                                    SEPTEMBER 30, 1999    SEPTEMBER 30, 1998      SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                    ------------------    ------------------      ------------------     ------------------
Financial ....................            $   612                $  (611)               $(2,433)               $(2,533)
Non-Financial ................                (20)                    39                   (210)                   (61)
                                          -------                -------                -------                -------

Total ........................            $   592                $  (572)               $(2,643)               $(2,594)
                                          =======                =======                =======                =======


                                    IDENTIFIABLE ASSETS BY INDUSTRY SEGMENT
                                   -----------------------------------------

                                     SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                     ------------------    -----------------

Financial .....................            $50,693             $12,385
Non-Financial .................                563                 555
                                           -------             -------

Total .........................            $51,256             $12,940
                                           =======             =======

                                                                SPECIFIC ASSETS AND EXPENSES BY INDUSTRY SEGMENT
                                                                ------------------------------------------------

                                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                ----------------------------------------   ---------------------------------------
                                                SEPTEMBER 30, 1999    SEPTEMBER 30, 1998   SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                ------------------    ------------------   ------------------   ------------------
Software capitalization:
  Financial ...........................               $  345                $  587                $  898                $1,716
  Non-Financial .......................                 --                      70                  --                     197
                                                      ------                ------                ------                ------

  Total ...............................               $  345                $  657                $  898                $1,913
                                                      ======                ======                ======                ======

Depreciation and amortization
  Expense:
  Financial ...........................               $  928                $  666                $2,443                $1,903
  Non-Financial .......................                   11                    87                    89                   301
                                                      ------                ------                ------                ------

  Total ...............................               $  939                $  753                $2,532                $2,204
                                                      ======                ======                ======                ======


The financial segment bears the majority of expenses associated with capital expenditures and corporate facilities. These include fixed assets and related depreciation and other non-allocable expenses such as rent, legal, interest and dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW
--------

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

In May 1999, the Company acquired INVESTools, Inc. ("INVESTools") in exchange for 2,345,931 shares of the Company's common stock, in a transaction accounted for as a pooling-of-interests. Of the total shares exchanged, 2,124,976 shares were issued at the date of acquisition. The remaining 220,955 shares will be issued upon the exercise of INVESTools stock options assumed by the Company. INVESTools provides the Company's existing subscribers with new interactive investment advisory services including e-mail hotlines and discussion boards, and offers the Company cross marketing opportunities.

The non-financial business segment of the Company includes third party Internet services, which are hosted and operated via alliances in the publishing, entertainment, sports and biotechnical/pharmaceutical industries.

Service revenue is generated in the form of Internet and online service fees, licensing and development fees, fees from third parties, advertising fees, investment advisory newsletter subscriptions, product sales and affiliate contract revenue. The Company's Internet and online service revenue is composed of individual subscribers paying recurring monthly usage fees and annual subscription fees, together with fees from third parties for licensing and developing private label or co-branded versions of the Company's database applications. Advertising revenue is derived from ads placed on the Company's Wall Street City (HTTP://WWW.WALLSTREETCITY.COM) and INVESTools (HTTP://WWW.INVESTOOLS.COM) websites and certain third party sites hosted by the Company and INVESTools. Investment advisory service subscription revenue is generated from the Company's wholly owned subsidiary, INVESTools. Product revenue is generated from the sale of online system software, software and service enhancements, major product upgrades and related educational and training products such as books and videotapes. The Company's software products generally reflect a common base technology to which additional features can be added to satisfy the various needs of the sophisticated user. The Company's contract revenue is generated from providing contract services to a related party. The contract services include developing, operating and maintaining online database systems and providing administrative services.

Net income of $592,000 occurred in the third quarter of 1999, primarily due to license fee revenues of $1,802,000, as compared to license fee revenues of $1,375,000 and $938,000 for the first and second quarters of 1999. Such license fees are a single charge for the right to use the Company's technology. Although these fees are non-recurring, license fees for access to additional databases may be sold to third parties with existing contracts, or may be derived from new agreements. Private-labeled recurring revenues were higher with the continuation of site management fees, content license fees and cost plus reimbursable expenses associated with previously executed license agreements.

The financial information for the nine months and quarter ended September 30, 1998 has been restated to reflect the acquisition of INVESTools. The restated results for the three and nine month periods ended September 30, 1998 reflect the Company's operating results for those periods combined with the operating results of INVESTools for the three and nine month periods ended March 31, 1998 (see Note 1 to the Condensed Consolidated Financial Statements).

For purposes of the comparison discussion, all references to the period ended September 30, 1998 refer to the Company's restated operating results.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Total revenues for the nine months ended September 30, 1999 rose $8,185,000, or 63%, over the nine months ended September 30, 1998. Increased revenues occurred in both the financial and non-financial segments and significant increases in service revenues were partially offset by slight decreases in product revenue.

Service revenues increased $8,279,000, reflecting a 71% increase for the nine months ended September 30, 1999 as compared to the first nine months of 1998. The Internet revenue portion of service revenues increased from $6,367,000 to $15,556,000. Increased license fees accounted for $2,415,000 of the service revenue increase. License fees, which allow third parties access to the Company's technology, and new or additional license fee agreements are negotiated on a continuing basis. The first nine months of 1999 also include revenue from NBC of $1,914,000. INVESTools revenue rose from $885,000 to $2,901,000 for the first nine months of 1998 as compared to the nine months ended September 30, 1999. Non-Internet revenues decreased $1,312,000 for the comparable time periods, and online service revenues were lower by $793,000. Non-financial revenues, which are included in Internet service revenues, rose $873,000, or 63%, for the nine months ended September 30, 1999 as compared to the same period in 1998. The significant increase is primarily due to higher revenues from hosting services provided to several Internet sites operated by the Company for BPI Communications, L.P.

Product revenues were lower by $138,000, or 26%, for the first nine months of 1999 as compared to the same period in 1998. Product revenue will continue to decrease as the Company continues to focus its internal resources on the Internet business and third party alliances.

Contract revenue from affiliates increased from $924,000 for the nine months ended September 30, 1998 to $968,000 for the nine months ended September 30, 1999, due to an increase in revenues from TeleBuild, L.C.

Cost of service totaled $9,704,000 for the nine months ended September 30, 1999 as compared to $6,906,000 for the nine months ended September 30, 1998. The increase of $2,798,000, or 41%, is partially attributable to higher revenue sharing costs, consisting mainly of data and royalty costs increases of $949,000 on increased revenues from both the Company and INVESTools. Costs incurred in the first nine months of 1999 and which are billable to NBC totaled $1,252,000. Amortization of software and data costs was $329,000 higher for the nine months ended September 30, 1999 as compared to the same period in 1998 and was substantially offset by lower communication costs of $167,000. A reduction in communication costs is expected with the increase in Internet revenues where modem based access is not required. Cost of service as a percentage of revenues (service and contract) totaled 49% for the nine months ended September 30, 1999 as compared to 59% for the nine months ended September 30, 1998. The difference is due to the increase in license fee revenue, which carries no related costs. INVESTools' cost of service, as a percentage of revenues, decreased from 42% in the first nine months of 1998 to 34% for the first nine months of 1999, due to a higher proportion of advertising and service revenues, which have lower associated costs.

Cost of products was $9,000 higher for the first nine months of 1999 as compared to the first nine months in 1998, primarily due to higher customer service expenses.

Research and development costs for INVESTools were relatively constant for the first nine months of 1999 as compared to the nine months ended September 30, 1998.

Selling and marketing expenses rose $714,000, or 26%, for the nine months ended September 30, 1999 as compared to the first nine months of 1998. Salary and related benefit expense, net of expenses billable to NBC in 1999, were higher by $648,000 for the comparable time periods. In 1998, the non-financial segment compensation was capitalized as software development costs. Compensation expense for the non-financial segment of $450,000 was incurred through September 30, 1999, of which no amounts were capitalized as software development costs. Further contributing to the higher salary expense was an increase in personnel. Rent expense allocated to selling and marketing increased by $52,000 from the first nine months of 1998 as compared to the same period in 1999. Consulting fees also reflect an increase of $96,000 as compared to the same period in 1998. The increases in compensation expense, rent expense, and consulting expense between comparable periods were partially offset by a reduction of $132,000 in advertising expense, which is being more closely monitored, and reflects reduced advertising efforts on certain campaigns.

General and administrative expenses rose from $4,860,000 for the first nine months of 1998 to $6,564,000, or 35%, for the first nine months of 1999. Salary and related benefit expense, net of amounts capitalized as software development and amounts billable to NBC, were $824,000 higher for the nine months ended September 30, 1999 compared to the first nine months of 1998. An increase in personnel contributed to the higher salary expense. Depreciation/rental equipment expense rose by $113,000 for the comparable nine month periods. Legal expenses, excluding expenses associated with the acquisition of INVESTools, declined $93,000 for the nine months ended September 30, 1999 as compared to the first nine months of 1998.

Costs incurred with the INVESTools acquisition have been segregated as a separate expense since such costs are non-recurring. Acquisition costs totaled $3,287,000 and included fees for legal and accounting services and investment banking expenses.

Interest expense decreased from $435,000 for the nine months ended September 30, 1998 to $162,000 for the nine months ended September 30, 1999. During the first nine months of 1998, warrant expense related to INVESTools was recorded in the amount of $275,000 as compared to $90,000 for the nine months ended September 30, 1999. This expense arose from warrants issued in connection with debt originated by INVESTools.

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

Total revenues rose from $4,986,000 for the quarter ended September 30, 1998 to $8,385,000 for the quarter ended September 30, 1999. The revenue increase of $3,399,000, or 68%, is attributable to significant increases in service revenues, a slight increase in contract revenue, and a partially offsetting decrease in product revenues.

Service revenues for the quarter ended September 30, 1999 increased by $3,379,000, or 74%, over the third quarter of 1998. The Internet portion of service revenue increased from $2,962,000 for the third quarter of 1998 to $6,570,000 for the three months ended September 30, 1999. Included in this increase are revenues of $851,000 from NBC. Increased license fees accounted for $952,000 of the service revenues increase. INVESTools' portion of Internet revenues grew from $446,000 in the third quarter of 1998 to $1,195,000 for the quarter ended September 30, 1999. Included in the consolidated Internet revenues is an increase of $305,000 on increased subscription revenues for the non-financial segment. Hosting service revenues added $1,021,000 to Internet service revenues, and advertising sales on the Company's website Wall Street City were higher by $243,000. Increases in Internet revenues were slightly offset by reductions in non-Internet revenues, including a decline in the Company's software based online subscriber revenues of $300,000.

Product revenues declined by $67,000, or 44%, from the quarter ended September 30, 1998 to the quarter ended September 30, 1999, while contract revenues were higher by $87,000 for the quarter ended September 30, 1999 as compared to the same quarter in 1998, due to increased revenue from the Company's affiliate, TeleBuild, L.C.

Cost of service increased $1,168,000, or 50%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Costs associated with fees billable to NBC totaled $528,000 for the third quarter of 1999 versus none in the third quarter of 1998. Costs associated with revenue sharing agreements, which consist mainly of royalties and data costs, rose $296,000 from the third quarter of 1998 to the third quarter of 1999. Cost of service as a percentage of service revenues was 44% for the quarter ended September 30, 1999, and 51% for the quarter ended September 30, 1998. The variation is due to higher advertising and service revenues from INVESTools, which have lower associated costs.

Cost of products totaled $83,000 for the quarter ended September 30, 1999 and $82,000 for the same period in 1998. Cost of products as a percentage of product sales was 95% for the third quarter of 1999 as compared to 53% for the third quarter of 1998. Lower revenues without corresponding expense reductions resulted in the higher percentage cost to product sales.

Research and development expenses were lower by $54,000 for the quarter ended September 30, 1999 as compared to the third quarter of 1998, due to reduced staffing levels and use of outside resources.

Selling and marketing expenses rose $221,000, or 21%, from the third quarter of 1998 to the quarter ended September 30, 1999. Salary and related benefit expense were higher by $287,000 in the third quarter of 1999 as compared to the third quarter of 1998. The third quarter of 1999 includes $150,000 in total compensation expense for the non-financial group of which no amounts have been capitalized as software development. For the quarter ended September 30, 1998, non-financial compensation expense of $70,000 was capitalized as software development costs. For the third quarter of 1999, the accrual of a bad debt expense allocated to selling and marketing expense increased by $43,000 as compared to the third quarter of 1998.

General and administrative expenses increased $1,009,000, or 60%, from the third quarter of 1998 to the third quarter of 1999. Salary and related benefit expense, net of amounts capitalized as software development and amounts billable to NBC, were $65,000 higher for the three months ended September 30, 1999 as compared to the third quarter of 1998. The higher salary expense is primarily attributable to increased personnel. Also, a bonus plan accrual of $130,000 was expensed during the third quarter of 1999 versus no accrual during the third quarter of 1998. Depreciation/equipment rental expense was higher by $81,000 for the three months ended September 30, 1999 as compared to the third quarter of 1998. Legal fees and settlement expense allocated to general and administrative expenses for the three months ended September 30, 1999 was $171,000 lower than for the third quarter of 1998.

Continued acquisition costs of $106,000 represent additional legal and accounting expenses incurred with the purchase of INVESTools.

Interest expense decreased from $210,000 in the quarter ended September 30, 1998 to $23,000 for the quarter ended September 30, 1999. During the third quarter of 1998, warrant expense related to INVESTools was recorded as interest expense in the amount of $136,000 versus no expense during the same quarter of 1999. The expense arose from warrants issued in connection with debt originated by INVESTools.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999 the Company had cash and cash equivalents of $17,498,000, representing an increase of $16,433,000 since December 31, 1998. Net cash used in operating activities was $5,713,000 for the nine months ended September 30, 1999, compared to $2,029,000 for the nine months ended September 30, 1998. This $3,684,000 increase in cash used primarily reflects the $2,531,000 loss for the nine month period ended September 30, 1999, of which $3,287,000 represents costs associated with the acquisition of INVESTools. Contributing to the increase in cash used in operations during the nine months ended September 30, 1999 was non-cash service revenue of $3,003,000, representing common stock received in lieu of cash in connection with two license agreements.

The Company's primary capital needs are for the continued investment in technology through software development activities and the purchase of computers and communications equipment. During the nine months ended September 30, 1999 the Company invested $898,000 in software development costs and $2,002,000 (excluding $149,000 paid directly by the lessor) for capital equipment. The Company estimates that it may invest up to an additional $1,500,000 in capital expenditures over the next twelve months. Also during the nine months ended September 30, 1999, the Company invested $7,264,000 in the common stock of four companies with which it has related business interests.

In July 1999, the Company issued 1,111,111 shares of its common stock to GE Capital Equity Investments, Inc. ("GE") for $25,000,000. The investment brings GE's equity ownership in the Company to 2,331,348 shares, or 14.2%, of the Company's outstanding common stock.

The Company believes that cash received from the sale of common stock to GE, combined with cash to be generated from operations, will be sufficient to meet working capital requirements.

Aggregate revenue from the Company's direct Internet and online services, including advertising revenue and related product sales, accounted for approximately 33% of the Company's total revenue for the nine months ended September 30, 1999. A downturn in the equity markets could cause a reduction in recurring revenue, which could have an adverse effect on the Company's financial position and results of operations. To counter the potential impact, if any, of such a downturn, the Company is continuing its efforts to broaden its revenue base with the acquisition of INVESTools and through alliances with third parties to develop and operate Internet based services. Success in these efforts should increase the level of advertising revenue.

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

The Company has completed the assessment phase of its internal hardware equipment and has upgraded or replaced non-compliant systems. Such upgrades or replacements were in the ordinary course of business and were included in the Company's planned capital expenditures. The Company has substantially completed reviewing internal software applications. Upgrades and modifications are expected to be completed in the fourth quarter of 1999. The Company believes its host system, which is considered by management to be the Company's critical system, is Y2K compliant since this system has control logic based on binary Julian dates rather than the two-digit format. The Company has identified the key programs within the host system that perform the majority of the functions and has begun studying such programs in detail. The Company has corrected any detectable problems and will continue to perform "mock" Year 2000 trial tests in the fourth quarter. The Company expects that all phases of Y2K compliance can be accomplished with current staffing levels. To date, no costs specifically identified as Y2K remediation costs have been incurred or expensed.

INVESTools, whose host system is located in California, has completed its assessment and evaluation of its current internal systems for Y2K problems, and it has developed an action plan which includes thorough testing of systems and the development of contingency plans to address specific problems as they are identified. INVESTools is currently implementing replacements and modifications for internal systems where necessary. These replacements and modifications to INVESTools' systems and software are substantially complete and the remaining projects will be completed prior to November 15, 1999. The total Y2K cost is not expected to be material to INVESTools' operation or financial position. INVESTools expects it will be able to complete all phases of its Y2K compliance program with current staffing levels.

The Company's Internet and online services, as well as INVESTools' Internet service, are highly dependent upon outside communication and third party data and content providers. The Company and INVESTools have compiled lists of critical providers and vendors and the Company has contacted its critical providers in writing regarding their compliance and remediation efforts. To date, responses have been incomplete and the Company has determined that future written responses from vendors are unlikely. Most outside vendors have, however, included Y2K compliance data on their websites and the Company continually monitors revisions to such information. INVESTools is in the process of contacting key vendors and assessing outside communication and third party data and content providers. The Company and INVESTools cannot currently proclaim that all potential Y2K issues resulting from outside communication and third party data and content providers will be resolved. INVESTools expects to develop contingency plans with respect to such third party Y2K matters in the fourth quarter of 1999.

The most likely worst case scenario is the failure of one or more outside communication or third party data providers to be Y2K compliant or to change existing data feed code without notifying the Company. Such failure could require the Company to incur unanticipated expenses to alter programs to accept new data feed codes or replace such outside communication or third party data, if needed, to maintain the Company's products and services at expected levels. Such action could have a material adverse effect on the Company's business, results of operations and financial condition. The Company anticipates being able to determine the worst case scenario by mid-December, 1999. As the Company's testing phase of internal software applications is completed and the assessment of outside communication and third party data providers is determined, the Company will develop an applicable contingency plan for Y2K issues. The contingency plan to react to the most likely worst case scenario should be developed by the Company no later than the end of December 1999.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 2.     CHANGES IN SECURITIES.

On July 27, 1999 the Company sold 1,111,111 unregistered shares of its common stock to G.E. Capital Equity Investments, Inc. for a purchase price of $25,000,000. The additional investment brought G.E.'s equity ownership in the Company to 2,331,348 shares, or 14.2%, of the Company's outstanding stock. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders ("Annual Meeting") on July 28, 1999. The purpose of the Annual Meeting was to elect its directors for the ensuing year, to ratify amendment of the Amended Stock Option Plan, to ratify the amendment of the 1995 Stock Option Plan, and to ratify Hein + Associates LLP as auditors for 1999.

At the Annual Meeting, David L. Brown, Dr. Richard K. Carlin, Laird Foshay, Christopher A. Glowacki, Dr. Ronald W. Hart, Burt H. Keenan, Russell I. Pillar, Roy T. Rimmer, Jr., William D. Savoy, Roger C. Wadsworth, and Stephen C. Wood were elected as directors of the Company. The number of votes for and withheld are detailed below for each director.


                                                  FOR               WITHHELD
                                               ----------          ----------
           David L. Brown                      11,957,770            9,586
           Dr. Richard K. Carlin               11,957,770            9,586
           Laird Foshay                        11,957,770            9,586
           Christopher A. Glowacki             11,957,770            9,586
           Dr. Ronald W. Hart                  11,957,770            9,586
           Burt H. Keenan                      11,957,770            9,586
           Russell I. Pillar                   11,957,770            9,586
           Roy T. Rimmer, Jr.                  11,957,770            9,586
           William D. Savoy                    11,957,770            9,586
           Roger C. Wadsworth                  11,957,770            9,586
           Stephen C. Wood                     11,957,770            9,586


The Board of Directors recommended that the stockholders ratify the amendment of the Amended Stock Option Plan.

The stockholders voted 11,846,609 shares for the ratification of the amendment of the Amended Stock Option Plan. There were 25,794 abstentions and 94,953 votes against the ratification of the amendment of the Amended Stock Option Plan.

The Board of Directors recommended that the stockholders ratify the amendment of the 1995 Stock Option Plan. The stockholders voted 11,852,329 shares for the ratification of the amendment of the 1995 Stock Option Plan. There were 26,109 abstentions and 88,918 votes against the ratification of the amendment of the 1995 Stock Option Plan.

The Board of Directors recommended that the stockholders ratify their action in appointing their existing certified public accountants, Hein + Associates LLP, independent auditors of the Company for the fiscal year ending December 31, 1999. The stockholders voted 11,940,965 shares for the ratification of Hein + Associates LLP as auditors for 1999. There were 5,610 abstentions and 20,781 votes cast against such ratification.

ITEM 5.     OTHER INFORMATION.

SELECTED UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL DATA

The following unaudited pro forma combined condensed financial statements are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have been realized had the Company and INVESTools been a combined entity during the specified periods. The pro forma combined condensed financial statements, including the notes thereto, are qualified in their entirety by reference to, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-Q and the Company's Annual Report on Form 10-K and the historical financial statements of INVESTools, including the notes thereto, included in the Company's proxy statement for its Special Meeting of Stockholders on May 25, 1999.

The following pro forma combined condensed financial statements give effect to the merger of the Company and INVESTools using the pooling-of-interests method of accounting. The pro forma combined condensed financial statements are based on the respective historical audited and unaudited financial statements and the notes thereto of the Company and INVESTools.

The pro forma combined condensed statements of operations for the years ended December 31, 1998, 1997 and 1996 assume that the merger took place on January 1, 1996 and combine the Company's audited consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996 and INVESTools' audited statements of operations for the years ended June 30, 1998 and 1997 and unaudited statements of operations for the year ended June 30, 1996.

             PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1996

                                                                                                                    PRO FORMA
                                                                     TELESCAN                INVESTOOLS              COMBINED
                                                                  -------------            -------------          -------------
                                                                           (Dollars in thousands, except per share amounts)
Revenues .................................................          $ 13,756                  $     55               $ 13,811

Costs of revenues ........................................             8,549                        37                  8,586
Selling, general and administrative expenses .............             8,403                       515                  8,918
Research and development .................................              --                         321                    321
Interest expense, net ....................................                83                         3                     86
                                                                    --------                  --------               --------
           Total costs and expenses ......................            17,035                       876                 17,911

Loss before minority interest in loss of subsidiary ......            (3,279)                     (821)                (4,100)
Minority interest loss ...................................               345                      --                      345
                                                                    --------                  --------               --------
           Net loss ......................................          $ (2,934)                 $   (821)              $ (3,755)
                                                                    ========                  ========               ========
Loss from operations per common share:
    Basic and diluted ....................................                                                           $  (0.29)

Weighted average shares - basic and diluted ..............                                                             12,740(a)
                                                                                                                     ========


      See notes to unaudited pro forma combined condensed financial data

             PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1997


                                                                                                                    PRO FORMA
                                                                    TELESCAN                 INVESTOOLS              COMBINED
                                                                 --------------           ---------------       -----------------
                                                                          (Dollars in thousands, except per share amounts)
Revenues .................................................          $ 16,125                  $    391               $ 16,516

Costs of revenues ........................................             8,756                       144                  8,900
Selling, general and administrative expenses .............             7,458                     1,034                  8,492
Research and development .................................              --                         571                    571
Interest expense, net ....................................               105                        12                    117
                                                                    --------                  --------               --------
           Total costs and expenses ......................            16,319                     1,761                 18,080

Loss before minority interest in loss of subsidiary ......              (194)                   (1,370)                (1,564)
Minority interest loss ...................................               409                      --                      409
                                                                    --------                  --------               --------

Income (loss) from continuing operations .................               215                    (1,370)                (1,155)
Loss from discontinued operations ........................               (19)                     --                      (19)
                                                                    --------                  --------               --------
           Net income (loss) .............................          $    196                  $ (1,370)              $ (1,174)
                                                                    ========                  ========               ========
Income (loss) from operations per common share:
    Basic and diluted ....................................                                                           $  (0.09)

Weighted average shares - basic and diluted ..............                                                             12,891(a)
                                                                                                                     ========

      See notes to unaudited pro forma combined condensed financial data

             PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1998

                                                                                                                  PRO FORMA
                                                                    TELESCAN               INVESTOOLS              COMBINED
                                                                   -----------            ------------          --------------
                                                                           (Dollars in thousands, except per share amounts)
Revenues .................................................          $ 15,542                $  1,504                $ 17,046

Costs of revenues ........................................             9,152                     587                   9,739
Selling, general and administrative expenses .............             9,240                   1,835                  11,075
Research and development .................................              --                       697                     697
Loss on writedown of impaired assets .....................             1,530                    --                     1,530
Interest expense and other, net ..........................                97                     548                     645
                                                                    --------                --------                --------

           Total costs and expenses ......................            20,019                   3,667                  23,686

Loss before minority interest in loss of subsidiary ......            (4,477)                 (2,163)                 (6,640)
Minority interest loss ...................................               142                    --                       142
                                                                    --------                --------                --------

Loss from continuing operations ..........................            (4,335)                 (2,163)                 (6,498)
Income from discontinued operations ......................                19                    --                        19
                                                                    --------                --------                --------
           Net loss ......................................            (4,316)                 (2,163)                 (6,479)

Preferred stock dividends ................................                94                    --                        94
Incremental yield dividend ...............................                44                    --                        44
                                                                    --------                --------                --------
Loss available to common stockholders ....................          $ (4,454)               $ (2,163)               $ (6,617)
                                                                    ========                ========                ========
Loss from operations per common share:
    Basic and diluted ....................................                                                          $  (0.50)

Weighted average shares - basic and diluted ..............                                                            13,164(a)
                                                                                                                    ========

       See notes to unaudited pro forma combined condensed financial data

NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL DATA

BASIS OF PRESENTATION

The results of the Company for the years ended December 31, 1996, 1997 and 1998 have been combined with the results of INVESTools for the years ended June 30, 1996, 1997 and 1998.

Certain revenues and expenses of INVESTools have been reclassified to conform with the presentation utilized by the Company. The effects of accounting policy differences are immaterial and have not been adjusted in the unaudited pro forma combined condensed financial data.

(a) Pro forma weighted average shares outstanding includes 2,124,976 shares issued by the Company to consummate the merger with INVESTools.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (A)      Exhibits:


            10.1 Stock Purchase Agreement, dated as of July 23, 1999, by and between the Company and G.E. Capital Equity Investments, Inc. (incorporated by reference to current report on Form 8-K filed July 30, 1999).


            (B)      Reports on Form 8-K:

                     A current report on Form 8-K was filed by the Company on July 30, 1999 announcing the purchase by G.E. Capital Equity Investments, Inc. ("GE") on July 23, 1999 of 1,111,111 shares of the Company's common stock for an aggregate purchase price of $25,000,000. No financial statements were filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TELESCAN, INC.



                             By: /s/ RONALD WARREN
                                     Ronald Warren
                                     President
                                     a duly authorized officer of the Registrant


Date: November 12, 1999