Form 10-K
period 1999-12-31
TELESCAN INC
filed 2000-03-30
CIK 832175

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

(Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-17508

                                 TELESCAN, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                     72-1121748
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

    5959 CORPORATE DRIVE, SUITE 2000
             HOUSTON, TEXAS                                 77036
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (281) 588-9700

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:              NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                (Title of Class)
                                          COMMON STOCK, $.01 PAR VALUE PER SHARE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]                    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 27, 2000, based upon the average bid and asked price of the common stock on Nasdaq National Market for such date, was approximately $358,000,000. The number of outstanding shares of the Registrant's common stock on March 27, 2000 was 16,669,650.

                                 TELESCAN, INC.
                             FORM 10-K REPORT INDEX

PART I...................................................................................................................3

   ITEM 1.      BUSINESS.................................................................................................3
   ITEM 2.      PROPERTIES...............................................................................................9
   ITEM 3.      LEGAL PROCEEDINGS........................................................................................9
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................9

PART II.................................................................................................................10

   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................10
   ITEM 6.      SELECTED FINANCIAL DATA.................................................................................11
   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................12
   ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................16
   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................16
   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................16

PART III................................................................................................................17

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................................17
   ITEM 11.    EXECUTIVE COMPENSATION...................................................................................21
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................................23
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................................24

PART IV.................................................................................................................27

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K...................................................27

                                     PART I

ITEM 1. BUSINESS

GENERAL

Telescan, Inc. ("Telescan" or the "Company") is an industry leader in providing Internet services for the financial and publishing industries, as well as proprietary analytics and content to individual investors. The Company's services and products contain or utilize proprietary software technologies developed or acquired by the Company, which provide a powerful suite of search tools, technical analysis and financial data. Users access the Company's services and products through the Internet.

The Company's primary business line is a system of Internet financial services and products provided directly to users via (i) Telescan's Internet supersite, Wallstreetcity.com(R) (HTTP://WWW.WALLSTREETCITY.COM), (ii) private-label and co-branded financial websites with alliance partners and (iii) the Company's investment advice website (HTTP://WWW.INVESTOOLS.COM). Such financial services allow investors to:

o Perform personalized searches with the Company's optimal search technology using current and historical information;

o     Perform fundamental and technical analysis;

o     Obtain quotes, financial news and other financial information;

o     Manage personal portfolios and strategize investment planning;

o     Subscribe to investment advisory newsletters; and

o     Access broker services.

The Company's non-financial business segment includes developing, hosting and maintaining several third party Internet services in the publishing, entertainment, sports and biotechnical/pharmaceutical industries.

In May 1999, the Company acquired INVESTools, Inc. ("INVESTools") in exchange for 2,345,931 shares of the Company's common stock, in a transaction accounted for as a pooling-of-interests. Of the total shares exchanged, 2,124,976 shares were issued at the date of acquisition. The remaining 220,955 shares will be issued upon the exercise of INVESTools stock options assumed by the Company.

INVESTools operates an investment advice website (HTTP://WWW.INVESTOOLS.COM) featuring continually updated portfolio advice from recognized money managers, as well as online investment advisory newsletters. INVESTools also has developed strategic alliances with Quicken.com, CBS.MarketWatch.com, CNBC.com, and multiple other sites, which distribute their advisory content.

INVESTools' investment portfolio advice includes buy and sell recommendations, and interactive online tools such as email hotlines, discussion threads, and portfolio alerts. INVESTools develops and supports these value-added online interfaces that encourage interactive relationships between advisors and their subscribers, as well as among the subscribers themselves.

CORPORATE BACKGROUND

The Company or its predecessors has operated the business of the Company since 1983. The Company, which is a Delaware corporation, was incorporated in 1988 under the name Max Ret, Inc. for the purpose of acquiring or participating in a business opportunity. In 1989 the Company issued 75% of its outstanding common stock to acquire all of the outstanding common stock of D.B. Technology, Inc. ("DB"), d.b.a. Telescan, Inc. After the acquisition of DB by the Company, DB was merged into the Company and the Company changed its name from Max Ret, Inc. to Telescan, Inc.

BUSINESS STRATEGY

The Company's business strategy is to continue to expand its services and customer base through (i) development of new and expanded strategic corporate alliances, (ii) continued development of proprietary analysis tools, (iii) acquisition of complementary businesses that add key services or market presence, and (iv) global expansion.

The Company continues to expand its domestic and international presence by developing strategic alliances and developing or acquiring analytical tools which strategically position the Company as the top provider of Internet financial services and data.

Telescan is building the capability to help both domestic and international investors to research and analyze international stocks with the ease and convenience offered to investors interested in U.S. stocks. As the financial world becomes increasingly integrated worldwide, all investors need information about global markets. Telescan is positioning itself to supply these investors with global financial information wherever they may be located.

EXPANDED STRATEGIC CORPORATE ALLIANCES

During the past year, Telescan expanded or created new strategic alliances with prestigious first-tier financial services and media companies, including American Express, America Online, Citibank and National Broadcasting Company. Further, the Company formed strategic alliances and made investments in GlobalNetFinancial.com, Inc., FreeRealTime.com, Inc., Individual Investor Group, Inc., Tachyon Systems, L.L.C., TeamVest, Inc. and Zisto.com, Inc. (formerly Trading Technologies Corporation), thereby creating new channels of distribution and providing access to new technologies.

DEVELOPMENT OF PROPRIETARY ANALYSIS TOOLS

To maintain its technology leadership position, the Company has expended over $1 million on software development in 1999. In addition, the Company invested approximately $13 million during 1999 in companies which provide access to new technologies, such as FreeRealTime.com, Inc., Individual Investor Group, Inc., Tachyon Systems, L.L.C., TeamVest, Inc. and Zisto.com, Inc. Enhancements to products, services and analysis tools have included the introduction of D-Cipher, Streetshow, streaming real-time stock quotes, unlimited free real-time quotes, real-time breakout alerts, and the "What's Working Now" search tool.

ACQUISITIONS

Telescan continually reviews potential acquisitions to add key technologies, enhance market presence and complement existing services. Our acquisition of INVESTools reflects our desire to broaden the services offered to our customers.

GLOBAL EXPANSION

Within the past year, Telescan has positioned itself for global expansion, and has recently engaged Rothschild, Inc. to provide financial advice related to developing its business in Europe. The Company has developed a data delivery system to facilitate quick development and enhance our ability to offer services and products which encompass multiple exchanges and countries. The Company has acquired delayed quote data rights for Canadian and German exchanges. In addition, the Company is pursuing relationships with international exchanges to provide international real-time data to investors.

Telescan currently offers the following services and products associated with international exchange data on its financial supersite Wallstreetcity.com.

o      News
o      Stock Quotes
o      Commentary
o      Search Tools

o      Portfolio Development
o      Ticker

SERVICES AND PRODUCTS

The Company has participated in the growing market for Internet services by creating and marketing products that build and expand upon the Company's base technology of proprietary operating systems and user software for database applications. The Company's primary product line is the Telescan system of financial databases and tools accessed over the Internet.

WALLSTREETCITY.COM

Wallstreetcity.com is Telescan's financial supersite. It provides investors with a comprehensive historical market database, free real-time quotes, streaming real-time data feeds, state-of-the-art analysis, and powerful research tools. The site is a culmination of more than 15 years of Telescan's effort to create the most dynamic, innovative analysis tools available to the investor.

In March 2000, the Company introduced a new, redesigned Wallstreetcity.com. As with prior versions of Wallstreetcity.com, the site's revenue is generated from both paid subscriptions and advertising sales.

The redesigned Wallstreetcity.com navigation system leads users to the most popular information with fewer mouse clicks and makes the site's extensive set of information easier to find and use. For example, a full profile on a company, fund or option can now be retrieved with one click, including not just crucial information such as real-time quotes, but also less widely available information such as intraday trades, technical analysis break-outs and international equities and currencies data. The site pages are now designed for fast transmission over the Internet, making the entire user experience much faster.

While a wealth of information is available at no charge, the redesign gives prominence to Telescan's cutting edge search technology and streaming real-time data, which are available only to paid subscribers. The entry-level service, `WALL STREET CITY PRO,' includes ProSearch(R), an award-winning screening tool that allows investors to define database searches on key fundamental or technical data. The advanced service, `WALL STREET CITY PRO PLUS,' pushes streaming real time quotes to the investor's computer, enabling the investor to monitor securities in real-time without having to actively retrieve data.

The site features:

o Unique Market Commentary and Quantitative Analysis - Provides intraday articles on domestic and international markets, stocks and mutual funds, as well as strategies. The commentary provides insight into the markets and investing strategies based on comprehensive, up-to-the-minute, data-based analysis of stocks, mutual finds, and market trends. Columns are written by Wallstreetcity.com's research staff and include Stock-of-the-Hour, Stocks in Focus, and Strategic Maneuver.

o Real-Time Quotes - Allows users to obtain free, unlimited real-time quotes.

o Search Capabilities - An investor can categorize up to 40 criteria from a selection of 300 to identify the top stocks that "fit" the criteria. The search capabilities are enhanced to allow investors an easy method to customize searches for stocks, mutual funds and options.

o Streaming Real-Time Quotes - Allows investors access to streaming real-time quotes.

o Snapshot - Gives investors a unique snapshot of important statistics, articles, news, and breakouts for each of their favorite stocks.

o Streaming Ticker - Once this streaming stock ticker has been launched, users can visit other sites while monitoring their investments. By clicking on one of the tickers, they are taken back to the WSC snapshot page.

o Advisors - INVESTools' investment advice and newsletters are featured throughout the WallStreetCity.com site.

o Discussions - New discussion section includes an interactive chat board for every stock listed in the Telescan database.

o Customizable Technical Analysis Charts - Allows users to select multiple indicators they want to see on a single chart for individual stocks or groups of stocks. Users also can create technical analysis profiles for a variety of stocks and save up to 10 separate profiles, which will appear each time the stocks are called up on their personal computers.

o Multiple Portfolios - Each user can configure up to seven portfolios with a maximum of 150 symbols per portfolio.

o Online Brokerage Access - Provides investors with access to brokerage websites for online trading.

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

o Advanced Asset Allocation - Allows users to select the best mix of assets based on the level of risk they want.

o E-Commerce - Allows customers to purchase books, videos and other educational materials to enhance investment decisions.

o Calculators - Under an agreement with Financenter, Inc., users can access their powerful and programmable calculators. Investors can use the calculators to answer questions on stock, mutual fund and bond returns. Consumers can use the calculators to compute answers on home purchases and refinancing, credit cards and household budgeting.

o Personal Investment Planner - Allows investors to assess risks in their stock and mutual fund portfolios and provides alternatives to better meet their financial goals.

PRIVATE-LABELED AND CO-BRANDED FINANCIAL SERVICES AND PRODUCTS

Telescan licenses, develops and hosts private label and co-branded financial websites for alliance partners. These websites utilize the Company's proprietary technology, search tools, technical analysis and financial data. In 1999, the Company signed and/or expanded agreements with many of the nation's leading financial services companies including America Online, NBC, American Express, Citibank and GlobalNetFinancial.com to design, develop and host private-label or co-branded sites.

Recently, Telescan introduced a totally new type of website product line, QuickTools, which allows small and mid-sized companies seeking fast and affordable solutions, the ability to deliver a high value, low cost, financially oriented website. The co-branded packages include such tools as stock quotes, graphs, portfolio reports and news reports, along with "Quick Search," a feature-rich, easy-to-use stock and mutual fund screening tool. Content within each package is organized in easy-to-use templates that can be quickly dropped into a customer's existing website with a minimum of development time and expense. Under the terms of each package agreement, Telescan requires a one-year minimum contract. Additionally, all pages containing Telescan text and data are co-branded with Telescan's name and the customer's name.

INVESTOOLS.COM

INVESTools operates the leading investment advice website (www.investools.com), featuring continually updated portfolio advice from recognized money managers. The site has 35,000 paying subscribers, receives 300,000 unique visitors per month, and provides more than 180,000 investors with a free weekly email digest of recommendations called "The INVESTools Advisory." This free content is also distributed on Quicken.com, CBS.MarketWatch.com, CNBC.com and multiple other sites.

INVESTools is not a content aggregator but rather a value-added service provider of investment advice. Customers pay a monthly fee to access interactive content delivered by 32 investment advisors. Focused on portfolio advice that includes buy and sell recommendations, the content is enhanced by interactive online tools such as email hotlines, discussion threads, portfolio alerts and more. INVESTools differentiates itself from the standard investment newsletter by developing and supporting these value-added online interfaces that encourage interactive relationships between advisors and their subscribers, and among the subscribers themselves.

INVESTools also offers business-to-business subscription marketing, e-commerce services and content hosting for digital content providers. The premier list of clients includes Phillips Publishing, the nation's largest newsletter publisher and the American Association of Individual Investors, a non-profit group supporting education for individual investors. INVESTools launched five online subscription products for Phillips Publishing in October 1999, located at investools.investorplace.com. In December 1999, INVESTools began to support private-label subscription products on CNBC.com, located at www.investools.cnbc.com.

In February 1999, INVESTools announced the launch of its email list management service. The new service helps online financial information companies create quality, free email content focused on information that helps consumers improve their financial lives. In addition to aiding in content development, the service will manage mailings, represent the list to advertisers and track advertising results. FreeRealTime.com signed on as the premier list management client. Phillips Publishing signed a one-year agreement to be the premier sponsor for the service.

OTHER SERVICES AND PRODUCTS

The Company develops and manages websites for third parties which provide online magazines, articles and news for industries such as publishing, entertainment and sports to individual users. In addition, Telescan provides searchable online databases related to biotechnical and pharmaceutical information. This service is primarily used by business development and research professionals in corporate and university fields.

MARKETING

The Company's marketing objectives for its Internet services are focused on increasing the number of subscribers, as well as selling additional products and services to existing customers. The channels for increasing the number of subscribers include public relations, email marketing, joint marketing agreements, print advertising and banner ads. The Company continues to seek avenues to introduce the business community and public to its products and services through name recognition. The Company has been cited in national and local publications.

Current customers are a valuable Company asset and are an integral component in the Company's business strategy. Maintaining the current customer base is accomplished by providing comprehensive and high quality data, offering customer training and conducting reactivation campaigns to encourage inactive customers to return.

The Company's online revenue streams are based upon monthly subscription plans. Wallstreetcity.com subscribers pay a monthly fee for premium content, including ProSearch and streaming real-time quotes. Wallstreetcity.com users can also access a wide variety of free content that does not require registration. Free content available to investors is primarily funded by advertising revenue.

In addition, the Company actively seeks additional private labeling relationships for its financial products. In 1999, the Company entered into agreements with AOL, GlobalNetFinancial.com and NBC, among others.

CUSTOMERS

There were no customers during 1998 or 1997 accounting for 10% or more of total revenues. In 1999, one customer, National Broadcasting Company ("NBC"), accounted for 11% of total revenue. The Company maintains a license with NBC, whereby NBC uses Telescan's proprietary Internet and online financial services technology for CNBC.com, a comprehensive website for personal finance. Under the agreement, Telescan is responsible for developing customized investment analytics, providing financial data, hosting services, and data retrieval. Telescan's revenue comes from cost reimbursement, fixed monthly license fees, and a percentage of revenue from the site.

PRODUCT DEVELOPMENT

The Company has developed and acquired proprietary software technologies to make its products easy to use and to achieve efficient searching of extensive databases using simple, non-Boolean logic search queries. Consequently, the Company believes that by using its proprietary technologies it can deliver superior Internet and online database services. The Company intends to employ its recognized software technologies in developing additional products serving new markets and customers.

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

The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, and the Company is not aware of any current infringement claims against the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future features or contents or services, or that any such assertion may not result in litigation or require the Company to enter into royalty arrangements.

COMPETITION

The Company competes with companies that operate proprietary and/or Internet websites, many of which have significantly greater financial, technical and marketing resources than the Company. In addition, a substantial number of new competitors are entering the Internet market as a result of the recent growth and the perceived future opportunities in this market. The Company believes the principal competitive factors in the Internet services markets include system performance, product differentiation, quality and quantity of content, user friendliness, price, customer support and effective marketing techniques. The Company believes that it competes effectively in these areas. Competitive pressures could result in reduced market share, price reductions and increased spending on marketing and product development, which could adversely affect the Company's financial condition and operating results. The Company believes that its business strategy of building marketing relationships with larger partners and expanding the range of its Internet offerings may serve to lessen the impact of future competitive pressures on the Company.

EMPLOYEES

As of December 31, 1999, the Company had 237 full-time employees. Telescan believes that its relationship with its employees is good. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage.

GOVERNMENTAL REGULATION

The Company is not subject to direct regulation other than regulation generally applicable to businesses. However, changes in the regulatory environment relating to the Internet industry could have an effect on the Company's business, financial condition and operating results. The Company is unable at this time to predict the impact, if any, future regulation may have on its business.

While not currently regulated, there is a possibility that the Company may become subject to laws governing investment advisors or other securities professionals. Regulations in this area are complex, and ensuring compliance could cause a financial burden and become a time consuming process. There is no assurance the Company could make the necessary adjustments to achieve compliance.

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. Any document the Company files with the Commission may be read or copied at the Commission's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. The Company's Commission filings are also available to the public at the Commission's website at http://www.sec.gov.

ITEM 2. PROPERTIES

The Company's principal executive offices, as well as its principal marketing, computer operations and product development activities, are located in leased facilities in Houston, Texas, consisting of a total of 77,116 square feet. The Company also leases office space for marketing and administrative personnel in New York, New York; King of Prussia, Pennsylvania; Menlo Park, California; and Montecito, California.

The Company believes that its facilities are adequate for its present needs and that suitable space will be available to accommodate its anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material effect on the Company's financial position or results of operations.

Effective June 11, 1999 the Company terminated its contract with Web Street Securities, Inc. ("Web Street"). The Company activated the mandatory mediation provision in the contract and participated in the mediation. The differences between the Company and Web Street were not resolved at the mediation, and on December 13, 1999, the day of the mediation, Web Street sued the Company alleging that the Company did not perform its obligations under the contract and seeking damages for lost profits. The Company has filed a counterclaim alleging and seeking damages for non-payment for the services rendered.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1999, there were no matters submitted to a vote of the security holders through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is traded on the Nasdaq National Market under the symbol "TSCN." The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock as reported by the Nasdaq National Market. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                 COMMON STOCK PRICES
                                               -------------------------
                                                    HIGH         LOW
                                               ------------- -----------
                 1999

Quarter ended March 31*                        $      22.94  $     7.50
Quarter ended June 30*                                26.38       16.50
Quarter ended September 30                            24.31       13.25
Quarter ended December 31                             32.88       14.06

                 1998*

Quarter ended March 31                         $       8.25  $     5.00
Quarter ended June 30                                 13.25        4.75
Quarter ended September 30                             9.38        3.88
Quarter ended December 31                             10.13        2.63

*The Company's stock was traded on the Nasdaq Small-Cap Market prior to July 1, 1999.

On March 27, 2000, the last closing price of the Company's common stock as reported by the Nasdaq National Market was $21.50. As of March 27, 2000, the Company had approximately 200 stockholders of record, but believes it has approximately 3,000 beneficial holders.

DIVIDEND POLICY

The Company has never declared a cash dividend on its common stock. The convertible preferred stock dividend rate is 5% and the dividend is paid quarterly. The Board of Directors currently intends to retain all earnings for use in the Company's business, and therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. The declaration of dividends, if any, in the future would be subject to the discretion of the Board of Directors, which may consider factors such as the Company's results of operations, financial condition, capital needs and acquisition strategy, among other things. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the periods indicated. Prior year financial data have been restated to reflect the pooling-of-interest acquisition of INVESTools. The selected data should be read in conjunction with "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and notes thereto.

                                                             (in thousands, except per share amounts)
STATEMENT OF OPERATIONS                                                YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------------
                                                          1999        1998        1997        1996        1995
                                                        --------    --------    --------    --------    --------
Revenue                                                 $ 30,652    $ 16,956    $ 16,467    $ 13,721    $ 13,946
Cost of online services and products                      15,072      10,436       9,471       8,908       7,929
Marketing, general and administrative expenses            14,364      11,075       8,492       8,943       7,395
Acquisition costs                                          3,287        --          --          --          --
Loss on writedown of impaired assets                        --         1,530        --          --          --
Interest and other (income) expense, net                    (379)        555          68          (4)         (5)
Minority interest expense (loss)                             (56)       (142)       (409)       (345)        226
                                                        --------    --------    --------    --------    --------
Loss from continuing operations                           (1,636)     (6,498)     (1,155)     (3,781)     (1,599)

Income (loss) from discontinued operations                  --            19         (19)       --          --
                                                        --------    --------    --------    --------    --------
Net loss                                                  (1,636)     (6,479)     (1,174)     (3,781)     (1,599)

Preferred dividends (including incremental yield)           (150)       (138)       --          --          --
                                                        --------    --------    --------    --------    --------
Loss attributable to common shareholders                $ (1,786)   $ (6,617)   $ (1,174)   $ (3,781)   $ (1,599)
                                                        ========    ========    ========    ========    ========
EARNINGS PER COMMON SHARE - BASIC AND DILUTED

Loss from continuing operations                         $  (0.12)   $  (0.52)   $  (0.10)   $  (0.32)   $  (0.15)

Loss from discontinued operations                           --          --          --          --          --
                                                        --------    --------    --------    --------    --------
Net loss                                                $  (0.12)   $  (0.52)   $  (0.10)   $  (0.32)   $  (0.15)
                                                        ========    ========    ========    ========    ========
Basic and diluted weighted average shares outstanding     15,486      12,654      12,203      11,655      10,604
BALANCE SHEET DATA                                                            DECEMBER 31,
                                                        --------------------------------------------------------
                                                          1999        1998        1997        1996        1995
                                                        --------    --------    --------    --------    --------
Working Capital                                         $ 15,985    $  1,081    $    956    $    436    $  2,707
Total assets                                              82,899      13,401      13,178      11,673      11,533
Total long-term obligations                               11,500       2,366         507         784         881
Total stockholders' equity                                63,706       6,493       9,160       7,750       8,597

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and related notes, and the preceding "Item 6 - Selected Financial Data".

FORWARD-LOOKING INFORMATION

CERTAIN MATTERS DISCUSSED HEREIN MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: THE VOLATILE NATURE OF THE SECURITIES BUSINESS, THE UNCERTAINTIES SURROUNDING THE RAPIDLY EVOLVING MARKETS IN WHICH THE COMPANY COMPETES, THE UNCERTAINTIES SURROUNDING TECHNOLOGICAL CHANGE AND THE COMPANY'S DEPENDENCE ON COMPUTER SYSTEMS, THE COMPANY'S DEPENDENCE ON ITS INTELLECTUAL PROPERTY RIGHTS, THE SUCCESS OF MARKETING EFFORTS BY THIRD PARTIES IN REVENUE SHARING AGREEMENTS, THE POTENTIAL OF INCREASED GOVERNMENTAL REGULATION OF THE TELECOMMUNICATIONS INDUSTRY AND THE INTERNET, THE CHANGING DEMANDS OF CUSTOMERS, AND THE ARRANGEMENTS WITH PRESENT AND FUTURE CUSTOMERS AND THIRD PARTIES.

SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE AND SHOULD ANY OF THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS OF CURRENT AND FUTURE OPERATIONS MAY VARY MATERIALLY FROM THOSE ANTICIPATED.

BUSINESS OVERVIEW

Telescan, Inc. ("Telescan" or the "Company") is an industry leader in providing Internet services for the financial and publishing industries, as well as proprietary analytics and content to individual investors. The Company's services and products contain proprietary software technologies developed or acquired by the Company, which provide a powerful suite of search tools, technical analysis and financial data. Users access the Company's services and products through the Internet.

The Company's primary business line is a system of Internet financial services and products provided directly to users via (i) Telescan's Internet supersite, Wallstreetcity.com(R) (HTTP://WWW.WALLSTREETCITY.COM), (ii) private-label and co-branded financial websites with alliance partners and (iii) the Company's investment advice website (HTTP://WWW.INVESTOOLS.COM). Such financial services allow investors to:

o Perform personalized searches with the Company's optimal search technology using current and historical information;
o     Perform fundamental and technical analysis;
o     Obtain quotes, financial news and other financial information;
o     Manage personal portfolios and strategize investment planning;
o     Subscribe to investment advisory newsletters; and
o     Access broker services.

The Company's non-financial business segment includes developing, hosting and maintaining several third party Internet services in the publishing, entertainment, sports and biotechnical/pharmaceutical industries.

In May 1999, the Company acquired INVESTools, Inc. ("INVESTools") in exchange for 2,345,931 shares of the Company's common stock, in a transaction accounted for as a pooling-of-interests. Of the total shares exchanged, 2,124,976 shares were issued at the date of acquisition. The remaining 220,955 shares will be issued upon the exercise of INVESTools stock options assumed by the Company.

INVESTools operates an investment advice website (HTTP://WWW.INVESTOOLS.COM), featuring continually updated portfolio advice from recognized money managers, as well as online investment advisory newsletters. INVESTools also has developed strategic alliances with Quicken.com, CBS.MarketWatch.com, CNBC.com, and multiple other sites, which distribute their advisory content.

INVESTools' investment portfolio advice includes buy and sell recommendations, and interactive online tools such as email hotlines, discussion threads, and portfolio alerts. INVESTools develops and supports these value-added online interfaces that encourage interactive relationships between advisors and their subscribers, as well as among the subscribers themselves.

RESULTS OF OPERATIONS

For purposes of the comparison discussions, all references to prior periods refer to the Company's restated operating results.

1999 COMPARED TO 1998

Revenues for the year ended December 31, 1999 increased $13,696,000, or 81%, compared to the same period in 1998 reflecting dramatic growth in the Internet service business.

Service revenues for the year ended December 31, 1999 increased $13,729,000 or 91% over 1998. In 1999, the Company recognized approximately $8,860,000 in revenue from new private label and licensing agreements, of which approximately $3,477,000 came from an agreement with NBC. The Company has licensed its proprietary Internet and online financial services for technology to NBC for CNBC.com, a comprehensive website for personal finance. Under the agreement, the Company is responsible for developing customized investment analytics, providing financial data, data retrieval and hosting services. Telescan's revenue comes from fixed monthly fees, cost reimbursement and a percentage of the revenue from the site. Revenue from INVESTools increased $3,545,000 over 1998 to $5,000,000 as demand for online newsletters increased. The Company's WallStreetCity website continues to grow adding $690,000 to revenue in 1999 primarily due to advertising revenue. Other service revenues increased $1,216,000, or 84%, primarily due to growing demand for the various Internet publications while dial up modem revenue declined $1,074,000 reflecting the Company shifting its growth to more Internet services.

Cost of services increased $4,624,000, or 46%, over 1998 resulting in a gross margin increase of 151% or $9,322,000. Cost of services associated with the NBC agreement discussed above represented approximately $1,879,000 of the total cost of service increase. Cost of services for INVESTools was $1,273,000 higher for 1999 due to higher royalty obligations associated with increased revenue.

Marketing expenses increased 15% over 1998, as the Company shifted its marketing focus. General and administrative expenses increased $2,668,000, or 38% primarily due to increased staffing costs to accommodate the development requirements associated with the growing businesses.

During 1999, the Company recorded a one-time charge of $3,287,000 for costs related to the acquisition of INVESTools. These costs consisted of investment banking fees, legal and accounting fees, and certain other expenses directly related to the acquisition.

1998 COMPARED TO 1997

Revenues for the year ended December 31, 1998 increased $489,000, or 3%, over 1997 primarily due to growth in the Internet business offset by declining sales of products and modem based business.

Service revenues for the year ended December 31, 1998 totaled $15,091,000 as compared to $13,638,000 in 1997. In 1998 the Company recognized increased revenues from new private label and licensing agreements and the INVESTools newsletters. Dial up modem revenue declined $768,000 as the Company shifted its focus increasingly toward the Internet services.

Product revenues fell $794,000, or 53%, from 1997 to 1998. In 1997 the Company introduced a major new product, TIP@Wallstreet which allowed Windows-based customers to access the Company's Wall Street City website. In 1998 the Company focused its resources on the Internet and enhanced existing products.

Contract revenue from affiliates was $170,000 lower in 1998 due to fewer transactions with TeleBuild, L.C., a non-consolidated subsidiary of the Company.

Cost of services was higher by $1,297,000, or 15%, for the year ended December 31, 1998 resulting in a flat gross margin from 1997. Data and royalty expenses were $1,284,000 higher in 1998 as compared to 1997 due to increased minimum payment requirements to data suppliers. The Company has agreed to higher minimum payment requirements and reduced variable costs with its data suppliers in contemplation of increased revenues. Software development amortization increased $437,000 in 1998. These increases were partially offset by communication costs, which were lower by $356,000 due to reduced minimum payment requirements from two providers and fewer online subscribers. The 48% decrease in cost of products is attributable to the 53% decrease in product sales.

Marketing expenses totaled $4,082,000 for the year ended December 31, 1998 as compared to $3,044,000 for the year ended December 31, 1997. The $1,038,000 increase is primarily due to a one-time charge of $417,000 for bad debt and commissions partially offset by lower salary expense. General and administrative expenses increased $1,545,000, or 28%, in 1998 primarily due to increased staffing levels to accommodate the development requirements associated with new licensing agreements. Legal expenses and settlement fees increased by $278,000 as a result of settling all outstanding lawsuits involving the Company in 1998.

During 1998, a review of certain operations revealed that they would not produce the future cash flow sufficient to recover recorded costs and the assets were written down to fair market value resulting in a non-cash charge of $1,530,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash and cash equivalents of $12,625,000 representing an increase of $11,086,000 from the prior year. Net cash used in operating activities increased $351,000 over the prior year, reflecting strong revenue growth during the year offset by the $3,287,000 cash costs of the INVESTools acquisition and the $3,298,000 of securities received in lieu of cash for services rendered.

The Company's primary capital needs are for the continued investment in technology through its software development activities and the purchase of computers and communications equipment. During 1999, the Company invested $1,273,000 in software development costs and $3,002,000 in property and equipment (including equipment financed by long-term leases). The Company focused on forming strategic alliances with several companies in 1999 that provide us with data or technology and invested $13,135,000 in cash in these companies through the purchase of equity or extension of credit as follows (in thousands):

                                                                         AMOUNT
               COMPANY                         CLASSIFICATION           INVESTED     % OF EQUITY
---------------------------------------    ------------------------   -----------    -------------
TeamVest, Inc                                 Notes Receivable        $     4,200          N/A
Individual Investor Group, Inc.              Marketable Security            3,000         11.0%
FreeRealtime.com, Inc.                       Marketable Security            3,000          8.1%
Tachyon Systems, L.L.C.                          Investment                 2,250         19.9%
Zisto.com, Inc.                                  Investment                   685         15.0%
                                                                      -----------
   TOTAL INVESTMENTS                                                  $    13,135
                                                                      ===========

The Company is financing its growth through the issuance of equity. During 1999 the Company issued 2,331,348 shares of common stock to National Broadcasting Company, Inc. ("NBC") for $34,396,000 (and incurred $1,771,000 in transaction costs), resulting in NBC owning 14.1% of the Company's outstanding stock at the end of 1999. The Company used $2,890,000 primarily to repay existing debt and debt acquired in the INVESTools acquisition. The Company believes the cash received from the sale of stock to NBC, combined with the cash the business is generating, to be sufficient to meet working capital requirements.

The Company currently has no material commitments other than those under capital lease agreements. The Company has experienced an increase in its capital expenditures and capital lease arrangements in the past year, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the Company's operating requirements for at least the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position. The sale of additional securities could result in additional dilution to the Company's shareholders.

SUBSEQUENT EVENTS

STOCKWALK.COM GROUP

In March 2000, the Company entered into an agreement with Stockwalk.com Group, Inc. to license its proprietary technology and investment analytics. Stockwalk.com Group issued the Company 142,333 shares of its common stock at $7.50 per share. In a separate agreement, the Company purchased 166,666 shares of Stockwalk.com Group's common stock for $1.25 million in cash at a price of $7.50 per share.

RECENTLY ISSUED ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value in the balance sheet. Changes in the fair value of a derivative instrument will be reported as earnings or other comprehensive income, depending upon the intended use of the derivative instrument. The Company will adopt SFAS 133 on January 1, 2001. The Company does not expect adoption to have a material impact on the Company's results of operations and financial position.

The Emerging Issues Task Force (EITF) has recently discussed providing additional guidance on revenue recognition to companies that generate revenue by providing hosting services over the Internet as Telescan does. Currently, we are uncertain as to the impact, if any, of this new guidance that may be promulgated by the EITF.

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

YEAR 2000

As of March 25, 2000, all major technology systems, programs, and applications, including those that rely on third parties, are operating smoothly following the transition into 2000. The Company experienced no interruptions to normal business operations. The Company will continue to monitor the technology systems, including critical third party dependencies, as necessary to maintain Year 2000 readiness. The Company does not expect any future disruptions, if they occur, to have a material effect on the Company's results of operations, liquidity, or financial condition. The Company does not anticipate incurring any significant costs in the future to maintain Year 2000 readiness.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of changes in the market values of its investments. The Company invests in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments.

A downturn in the equity markets could cause a reduction in revenue since the number of subscribers tends to increase in an upward market. This downturn could have an adverse effect on the Company's financial position and results of operations; however, the Company believes that the effect of such adverse conditions would be minimized by its alliances with third parties, which in some cases provide for guaranteed minimum payments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are filed pursuant to Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's directors and executive officers are as follows:

             Name          Age                  Position
------------------------ ------- ----------------------------------------------

Lee K. Barba               49    Chief Executive Officer
David L. Brown             59    Director and Chairman
Dr. Richard K. Carlin      44    Director, Vice Chairman and Chief Technology
                                 Officer
Ronald Warren              53    Director and President
Roger C. Wadsworth         52    Director and Senior Vice President
Paul Helbling              46    Chief Financial Officer
Edward C. Oliver           52    Senior Vice President
Joseph F. Frantz, II       36    Vice President
Greg E. Gensemer           33    Vice President
Danny E. Hoover            52    Vice President
William T. Melton          63    Vice President
Jerrold B. Smith           47    Vice President
Alexander T. Wyche         52    Vice President, Corporate Secretary
Laird G. Foshay            40    Director
Christopher A. Glowacki    32    Director
Dr. Ronald W. Hart         58    Director
Burt H. Keenan             60    Director
Roy T. Rimmer, Jr.         59    Director
William D. Savoy           35    Director
Stephen C. Wood            48    Director

Each director holds office until the next annual meeting of stockholders or until his successor has been elected and qualified. The Compensation Committee and Audit Committee of the Board of Directors are each composed of Messrs. Foshay, Glowacki, Hart, Keenan, Rimmer, Savoy, and Wood.

LEE K. BARBA, was appointed to the position of Chief Executive Officer February 29, 2000. He implemented the European expansion of Open Link by forming strategic partnerships with several Fortune 500 companies. Mr. Barba joined Open Link after 22 years on Wall Street, where most recently, he was responsible for managing global trading businesses for Bankers Trust Company. While based in London he was responsible for managing their European offices, as well as the Global Risk Management Advisory practice which had offices in Asia and Latin America. Upon returning to New York, Mr. Barba was the senior executive of the bank responsible for managing and consolidating the firm's technology and operations functions for the global capital markets businesses, which included over 2,100 in staff operating throughout Asia, Europe and North America. Earlier in his career Mr. Barba served as a co-head of the Fixed Income Division at PaineWebber and as a Vice President of Lehman Brothers Kuhn Loeb. He earned his M.B.A. from Columbia University and his B.A. from the University of North Carolina.

DAVID L. BROWN, Chairman of the Board since 1990, has served as a Director of the Company since 1989 and was the Company's Chief Executive Officer from 1990 until February 29, 2000. Mr. Brown is co-author of CYBER-INVESTING: CRACKING WALL STREET WITH YOUR PERSONAL COMPUTER, a best seller on computerized investing, WALL STREET CITY, a guide to investing on the Internet, and GETTING STARTED IN ONLINE INVESTING, the latest release in the Getting Started series, all published by John Wiley and Sons, Inc. From 1978 to 1986, Mr. Brown was President, and from 1992 to 1993 a Director, of Time Energy Systems, Inc., a public company now known as the ACR Group, Inc. He has served as Chairman of the U.S. Science and Technology Commission for the Emerging Leaders Summit Conference series with the USSR. For the past eleven years, he has served as a Director of the Alliance for Aging Research, based in Washington, D.C. He has also served as Chairman of the New Millennium Committee of the

Planetary Society, a group based in Pasadena, California, which supports space exploration. He has served as Chairman of the Advisory Board of the Southwest Council of Public CEOs and on the boards of several banks and financial institutions. Mr. Brown began his career in the space program at NASA, where he headed the team of engineers who designed the landing gear for the first lunar module. Mr. Brown holds a B.S. degree in mechanical engineering from the University of Pittsburgh and an M.B.A. from the University of Houston.

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

RONALD WARREN was appointed to the position of President in February 1999 and was elected to the Board of Directors in October 1999, after having served as Chief Financial Officer since 1996. From 1986 to 1996, Mr. Warren served as Vice President and Chief Financial Officer of CogniSeis Development, Inc., a multinational company that developed and sold computer software, hardware and systems to a worldwide customer base. From 1975 to 1985, Mr. Warren held various financial management positions at Sonat Offshore Drilling, Inc., a large international drilling contractor, including Treasurer and Controller. Mr. Warren holds M.B.A. and B.A. degrees from Hofstra University and is a Certified Public Accountant.

ROGER C. WADSWORTH, Senior Vice President since 1990, has served as a Director since 1989. From 1988 to 1990, Mr. Wadsworth served as President of the Company. From 1983 to 1988, Mr. Wadsworth was employed as Vice President of Information Management Services, Inc., in Houston, Texas, where he provided management services to investment vehicles such as limited partnerships and joint ventures. From 1979 to 1983, he served as co-owner of D. Russell Smith Associates, a restaurant and tenant finish general contractor. Mr. Wadsworth is Corporate Secretary of IMS Securities, Inc. a full service NASD broker/dealer owned by his wife. Mr. Wadsworth holds a B.B.A. degree from the University of Houston.

PAUL A. HELBLING, joined the Company as Chief Financial Officer in August 1999. From 1997 until joining Telescan, Mr. Helbling was Vice President Finance at PCC Flow Technologies, Inc., a subsidiary of Precision Castparts Corporation and a $350 million manufacturer of pumps and valves in the U.S. and Europe. From 1991 to 1997 Mr. Helbling served as Vice President and Chief Financial Officer of HydroChem Industrial Services, a $150 million provider of industrial cleaning services to the petrochemical, refining, and utility industries. Mr. Helbling became a Certified Public Accountant in 1978, with experience in Big-5 public accounting, and in the contract drilling and oil and gas exploration and production industries. Mr. Helbling holds B.A. and M.A. degrees from Rice University.

EDWARD C. OLIVER, Senior Vice President, Sales and Marketing, who joined the Company in June 1999, previously served as Strategic Business Manager for Altec Lansing Technologies, Inc. from 1997 to 1999. From 1989 to 1997, Mr. Oliver was employed by Compaq Computer Corporation, where he helped develop and found Compaq's Internet Solutions Division and was the Senior Manager for Relationship Sales and Marketing in Europe, the Middle East and Africa. From 1986 to 1989, Mr. Oliver was the Director of Electronics Engineering and Evening programs for the New London School of Business in New London, Connecticut. Mr. Oliver holds degrees from the University of New York and Southern Illinois University, and is a graduate of the Project Management Institute's training for Profesional Project Managers (PMP).

JOSEPH F. FRANTZ II, Vice President of the Company since May 1995, was appointed to the additional position of Chief Information Officer in February 1999. Mr. Frantz previously held the positions of Computer Operations Manger, End-User Software Product Manager and Senior Programmer after joining the Company in 1987 as a Technical Support Representative. Mr. Frantz holds a B.S. in Applied Mathematics from the University of Houston and a M.S. in Management Computing and Systems from Houston Baptist University. Mr. Frantz is a co-inventor of the technology for which the Company was awarded two patents.

GREG E. GENSEMER, has been Vice President since rejoining the Company in April 1999. Prior to rejoining the Company, Mr. Gensemer was General Manager for Paragon Software, a provider of streaming real-time quotes to individual investors, money managers and brokers. When previously employed by the Company, Mr. Gensemer held the positions of Director of Business Development, Project Manager, Retail Sales Executive and Technical Support Representative after originally joining the Company in 1990. Prior to joining the Company, Mr. Gensemer was the Area Manager for Pilgrim Cleaners of Houston, Texas from 1986 to 1990. Mr. Gensemer serves on the Board of Directors of GRO Corporation of Houston, Texas.

DANNY E. HOOVER, Vice President since September 1996, previously held the positions of Manager of Development, Manager of Windows Development and Senior Windows Programmer. Before joining the Company in 1992, Mr. Hoover was employed as operations manager for Praxis Incorporated, a supervisory control automation company. Mr. Hoover holds a B.S. in Electrical Engineering from Texas A&M University.

WILLIAM T. MELTON, Vice President since January 1995, previously held the position of Manager of Project Development. Before joining the Company in October of 1993, Mr. Melton served as a Project Manager with IBM, having previously served in other sales positions as a 30-year employee of that company. Mr. Melton holds both a B.S. in Business Administration and an M.B.A. from the University of Arkansas.

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

ALEXANDER T. WYCHE, Vice President, Corporate Counsel and Corporate Secretary, who joined the Company in May 1999, previously served as an attorney for Koch Industries, Inc., a privately held international conglomerate with interests in the natural gas industry, from 1997 to 1999. Prior to 1997, Mr. Wyche held positions in the legal departments of Enron Corp. and Tenneco, Inc., and served as a legal consultant to the natural gas industry. Mr. Wyche holds a B.B.A. from Campbell University, a J.D. from North Carolina Central University and is licensed to practice law in Texas and North Carolina.

LAIRD G. FOSHAY, has served as a Director since the acquisition of INVESTools Inc. by the Company in May 1999. Mr. Foshay founded INVESTools in 1994 to serve individual investors with online access to advisory information from recognized investment letters and portfolio managers. Previously, Mr. Foshay was one of the founders of M&T Publishing, where he served as President from 1983 to 1992, before selling the business to Miller Freeman/United News. Under Mr. Foshay's leadership, M&T became the world's leading independent publisher of software development information, including Dr. Dobb's Journal, Microsoft Systems Journal and DBMS magazine. Mr. Foshay holds a bachelor's degree in history with high honors from the University of California at Santa Barbara, where he was a member of Phi Beta Kappa.

CHRISTOPHER A. GLOWACKI has worked in business development at NBC for over six years. In his current role as Vice President of Business Development for NBC Interactive, Mr. Glowacki oversees the development and implementation of NBC's strategy in interactive media, including the Internet and Interactive Television. Additionally, Mr. Glowacki is responsible for the development of new business opportunities that arise from the network's conversion to digital broadcasting. Mr. Glowacki, who reports to Martin Yudkovitz, President of NBC Interactive, has a team of executives reporting to him who create opportunities through internal development, joint ventures, mergers and acquisitions and minority investment. In addition to such projects as MSNBC and SNAP, NBC has minority investments in several high profile Interactive companies, including Telescan, CNET, TalkCity, iVillage, InterVu, Intertainer, Wink and U.S. Web, as well as two venture capital funds, Media Technology Ventures and Media Technology Equity Partners. Mr. Glowacki holds an M.B.A. from the University of Michigan and a B.A. from Amherst College. Mr. Glowacki has been a director since February 1999.

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

BURT H. KEENAN is Chairman and formerly Chief Executive Officer of Independent Energy Holdings, plc, a London Stock Exchange and Nasdaq listed company, which is the largest independent generator/supplier of electricity in the deregulated markets of the United Kingdom. From 1969 to 1986, Mr. Keenan was the founder, Chairman and Chief Executive Officer of Offshore Logistics, Inc., a Nasdaq quoted marine and aviation oil and gas service company. Mr. Keenan is a Director of Halter Marine, Inc., an American Stock Exchange listed company engaged in U.S. shipbuilding. He has Bachelors and Masters degrees from Tulane University. Mr. Keenan has been a Director since 1988.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1999, 1998, and 1997, of the Chief Executive Officer and the Company's other most highly compensated executive officers who were serving the Company at the end of 1999 and who earned $100,000 or more that year. No other executive officers of the Company received compensation exceeding $100,000 during 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                            ANNUAL COMPENSATION                      COMPENSATION
                                  ------------------------------------------    ---------------------
                                                                                SECURITIES UNDERLYING
   NAME                             YEAR           SALARY           BONUS              OPTIONS
   ----                             ----           ------           -----       ---------------------
   David L. Brown                   1999          $158,750           ---                    4,393
   CHIEF EXECUTIVE OFFICER          1998          $140,000           ---                   28,800
                                    1997          $138,425           ---                   31,443

   Dr. Richard K. Carlin            1999          $116,925           ---                    3,195
   CHIEF TECHNOLOGY OFFICER         1998          $107,700           ---                   17,400
                                    1997          $101,598         $2,911                  15,941

   Ronald Warren                    1999          $118,269           ---                   13,195
   PRESIDENT                        1998          $100,000           ---                   14,000
                                    1997           $95,333           ---                    9,416

DIRECTOR COMPENSATION

The Company currently pays non-employee Directors cash fees of $1,500 per Board meeting attended and reimburses expenses incurred by Directors to attend such meetings. Directors who are not officers of the Company are typically granted stock options annually, at an exercise price consistent with the market.

STOCK OPTIONS

The following tables set forth information relating to the named executive officers with respect to (i) stock options granted in 1999 and (ii) the total number of exercised options through 1999 and the value of the unexercised in-the-money options at the end of 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                  NUMBER OF         PERCENT OF                                 POTENTIAL REALIZABLE VALUE AT
                                  SECURITIES      TOTAL OPTIONS                                    ASSUMED ANNUAL RATE OF
                                  UNDERLYING        GRANTED TO      EXERCISE                    STOCK PRICE APPRECIATION FOR
                                   OPTIONS         EMPLOYEES IN    PRICE PER    EXPIRATION              OPTION TERM
NAME                               GRANTED         FISCAL YEAR       SHARE         DATE           5%               10%
----                              ----------       -----------     ---------    -----------     --------         --------
David L. Brown                      4,393(2)           2.7%          $14.13      10/21/2009      $39,037         $ 98,929

Dr. Richard K. Carlin               3,195(2)           2.0%          $14.13      10/21/2009      $28,392         $ 71,950

Ronald Warren                      10,000(1)           6.2%          $18.00       2/1/2009      $113,201         $286,874
                                    3,195(2)           2.0%          $14.13      10/21/2009      $28,392         $ 71,950

(1)  Options vest 25% annually beginning 12 months after the date of grant.
(2)  Options vest immediately upon grant.


--------------------------------------------------------------------------------

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

                                                                 NUMBER OF
                                                          SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS AT       IN-THE-MONEY OPTIONS AT
                                                             FISCAL YEAR END               FISCAL YEAR END
                                                               ------------                --------------
                         SHARES ACQUIRED      VALUE            EXERCISABLE/                 EXERCISABLE/
NAME                       ON EXERCISE      REALIZED          UNEXERCISABLE                 UNEXERCISABLE
----                       -----------      --------          -------------                 -------------
David L. Brown                  0               0             77,266/31,100               $546,156/$357,527

Dr. Richard K. Carlin         20,000        $374,765          45,388/18,988               $333,371/$218,875

Ronald Warren                   0               0             22,111/26,500               $241,914/$192,830

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 27, 2000 unless otherwise indicated, with respect to the number of shares of Common Stock beneficially owned by (1) each director and/or named executive officer individually, (2) all executive officers and directors of the Company as a group and (3) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The number of shares is exclusive of shares allocated to the person's account through the Company's 401(k) plan. Except as noted below, each stockholder has sole voting and investment power with respect to the shares shown.

                                                          NUMBER OF SHARES
OWNERS                                                   BENEFICIALLY OWNED          % OF CLASS
------                                                   ------------------          ----------
David L. Brown                                                 835,776(1)                5.0%
Dr. Richard K. Carlin                                           81,181(2)                 *
Ronald Warren                                                   79,748(3)                 *
Roger C. Wadsworth                                             114,510(4)                 *
Paul A. Helbling                                                 4,324(5)                 *
Edward C. Oliver                                                 3,129(6)                 *
Joseph F. Frantz, II                                            10,206(7)                 *
Greg E. Gensemer                                                 4,924(8)                 *
Danny E. Hoover                                                 15,264(9)                 *
William T. Melton                                                8,003(10)                *
Jerrold B. Smith                                                11,152(11)                *
Alexander T. Wyche                                               2,550(12)                *
Laird G. Foshay                                                431,249(13)               2.6%
Christopher A. Glowacki                                          5,000(14)                *
Dr. Ronald W. Hart                                              36,599(15)                *
Burt H. Keenan                                                  65,481(16)                *
Roy T. Rimmer, Jr.                                              20,500(17)                *
William D. Savoy                                                56,973(18)                *
Stephen C. Wood                                                 44,950(19)                *
National Broadcasting Company, Inc. and GE
    Capital Equity Investment, Inc.
    120 Long Ridge Road
    Stamford, Connecticut 06927                              2,331,348                  14.0%
Lacy J. Harber
     LJH, Corp.
     377 Neva Lane
     Denison, Texas 75020                                    1,495,000                   9.0%
Paul G. Allen
    Vulcan Ventures Incorporated
    110 110th Avenue N.E., Suite 550
    Bellevue, Washington 98004-5840                          1,290,000(20)               7.7%
G. Robert Friedman
    Friedman & Associates
    Five Post Oak Park, Suite 1800
    Houston, Texas 77027                                     1,053,919                   6.3%
All directors and executive officers as a group
    (20 persons)                                             1,831,519                  11.0%

--------------------------------------------------------------------------------

         *        Less than 1%.

(1) Includes 651,318 shares owned by the Brown Family Partnership. David L. Brown has shared voting and investment power in the Brown Family Partnership along with other family members who are not officers and/or directors of the Company. Includes 118,038 shares owned by David L. Brown personally. Includes options to purchase 66,420 shares, which are exercisable within the next sixty days.

(2) Includes options to purchase 24,972 shares, which are exercisable within the next sixty days.

(3) Includes options to purchase 28,942 shares, which are exercisable within the next sixty days.

(4) Includes options to purchase 30,942 shares, which are exercisable within the next sixty days.

(5) Includes options to purchase 4,324 shares, which are exercisable within the next sixty days.

(6) Includes options to purchase 2,929 shares, which are exercisable within the next sixty days.

(7) Includes options to purchase 10,206 shares, which are exercisable within the next sixty days.

(8) Includes options to purchase 3,049 shares, which are exercisable within the next sixty days.

(9) Includes options to purchase 15,264 shares, which are exercisable within the next sixty days.

(10) Includes options to purchase 8,003 shares, which are exercisable within the next sixty days.

(11) Includes options to purchase 11,152 shares, which are exercisable within the next sixty days.

(12) Includes options to purchase 2,550 shares, which are exercisable within the next sixty days.

(13) Includes options to purchase 8,401 shares, which are exercisable within the next sixty days.

(14) Includes options to purchase 5,000 shares, which are exercisable within the next sixty days.

(15) Includes options to purchase 9,500 shares, which are exercisable within the next sixty days.

(16) Includes options to purchase 9,500 shares, which are exercisable within the next sixty days.

(17) Includes options to purchase 6,500 shares, which are exercisable within the next sixty days.

(18) Includes options to purchase 26,973 shares, which are exercisable within the next sixty days.

(19) Includes options to purchase 5,000 shares, which are exercisable within the next sixty days.

(20)  Vulcan is owned 100% by Paul G. Allen.

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

KNOWLEDGE EXPRESS DATA SYSTEMS, L.C. ("KE")

KE, of which the Company owns 55.58%, is 30% owned by GRF Interests, Inc. ("GRF"), a company controlled by G. Robert Friedman, a stockholder and a former director of the Company. The Company provides computer hardware, programming, systems maintenance, data loading, telecommunications and certain administrative services to KE. Non-personnel expenditures are billed at the Company's actual cost. For the year ended December 31, 1999, KE has a net loss of $287,000. The Company recognized its share of $159,000 plus an additional $72,000 ($231,000 in total) attributable to the minority shareholders because the minority shareholders' interest had been reduced to zero.

TELEBUILD, L.C.

Friedman Interests, Inc., a company controlled by G. Robert Friedman, owns 45.42% of TeleBuild, L.C. ("TeleBuild"). The Company and the Brown Family Partnership own 15.834% and 25.44%, respectively, of TeleBuild. The Brown Family Partnership is owned by David L. Brown, the Company's Chairman, and other members of the Brown family. The Company performs services under contract for Telebuild, which consists primarily of the development, maintenance and operation of the TeleBuild database system and the provision of office space, equipment and furniture. The Company charges TeleBuild for its personnel at a stipulated rate, which reflects the full absorption of overhead costs to the Company plus an appropriate profit margin determined by management and approved by the outside directors. Non-personnel expenditures under the agreement are billed at actual cost. For the year ended December 31, 1999, $1,369,000, or 4.5%, of the Company's total revenue was derived from services provided to TeleBuild.

NATIONAL BROADCASTING COMPANY, INC.

In a letter agreement dated February 22, 1999 between the National Broadcasting Company, Inc. ("NBC") and the Company, NBC was granted the right to have an individual designated by NBC (the "NBC Designee") included as a nominee for the Board of Directors of the Company. NBC shall have this right until GE Capital Equity Investments, Inc. ("GE Equity") owns less than 5% of the outstanding common stock of the Company or the license agreement with NBC terminates or expires, whichever event occurs earlier. Pursuant to this agreement, NBC has designated and the Board of Directors has approved Mr. Glowacki.

In addition, GE Equity has the right to designate an individual to be present at all Board of Director meetings. Such individual will not be a participating or voting member of the Board of Directors and may remain as a designee as long as GE Equity owns at least 5% of the Company's outstanding common stock.

GRO CORPORATION

Mr. Greg E. Gensemer serves on the Board of Directors for GRO Corporation. The Company has entered into licensing and servicing agreements with this company. As of December 31, 1999, GRO Corporation owed the Company $64,000 in accrued interest on two notes that were converted to stock during 1999. This accrued interest was also converted to stock in the first quarter of 2000. The Company owned 550 shares of GRO Corporation representing an ownership interest of 4.8% at December 31, 1999. After the first quarter conversion, the Company's holdings increased to 603 shares.

INDEBTEDNESS OF MANAGEMENT

Roy T. Rimmer, Jr., a member of the Company's Board of Directors, was indebted to the Company for $71,250 at December 31, 1999. The non-interest bearing indebtedness arises from license fees and contract personnel reimbursement. The maximum indebtedness during 1999 was $71,250. The indebtedness was paid in the first quarter of 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES ON FORM 10-K

The following documents are filed as part of this Form 10-K:

                                                                                                                     PAGE

1.      FINANCIAL STATEMENTS

        -        Independent Auditor's Report                                                                         31
        -        Consolidated Balance Sheets as of December 31, 1999 and 1998                                         32

        -        Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997           33
        -        Consolidated  Statements  of  Stockholders'  Equity for the years ended  December 31, 1999,
                 1998 and 1997                                                                                        34

        -        Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997           36
        -        Notes to Consolidated Financial Statements                                                           37

2.      FINANCIAL STATEMENTS SCHEDULES

        -        Independent Auditor's Report on Schedule                                                             52
        -        Schedule I - Valuation and Qualifying Accounts                                                       53



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

         3.3* Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on May 31, 1999.

         3.4** By-laws of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182)).

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

         10.4** First Amendment to Regulations of Knowledge Express, L.C. (formerly known as Telescan (TRC), L.C.) entered into effective July 23, 1992, by and between the Registrant and The Radnor-Houston Joint Venture. (Incorporated by reference to Amendment No. 1 to the Company's Form S-1 dated January 8, 1993.)

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

         10.9** Stock Purchase Agreement by and between the Company and GE Capital Equity Investment Inc. (Incorporated by reference to the Company's Form 8-K dated July 30, 1999).

         10.10* Employment Agreement by and between the Company and Lee K. Barba dated February 28, 2000.

         21*      Subsidiaries of the Registrant.

         23*      Consent of independent auditors.

         27.1*    Financial Data Schedule for the year ended December 31, 1999.

         -----------------------------------------------------------------------

         *        Indicates documents filed herewith.
         ** Indicates documents incorporated by reference from the prior filing indicated.
         (1)      Management contracts or compensation plans or arrangements.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on March 29, 2000.

                                    Telescan, Inc.

                                    By:  /s/ LEE K. BARBA
                                         Lee. K. Barba, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

                 SIGNATURE                                               TITLE                                 DATE
                 ---------                                               -----                                 ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ LEE K. BARBA                                                Chief Executive Officer                    March 29, 2000
Lee K. Barba

PRINCIPAL FINANCIAL/ ACCOUNTING OFFICER:

/s/ PAUL A. HELBLING                                            Chief Financial Officer                    March 29, 2000
Paul A. Helbling

DIRECTORS:

/s/ DAVID L. BROWN                                               Chairman of the Board                     March 29, 2000
David L. Brown

/s/ DR. RICHARD K. CARLIN                                     Vice Chairman of the Board,                  March 29, 2000
Dr. Richard K. Carlin                                          Chief Technology Officer

/s/ RONALD WARREN                                               President and Director                     March 29, 2000
Ronald Warren

/s/ ROGER C. WADSWORTH                                    Senior Vice President and Director               March 29, 2000
Roger C. Wadsworth

/s/ LAIRD G. FOSHAY                                                    Director                            March 29, 2000
Laird S. Foshay

/s/ CHRISTOPHER A. GLOWACKI                                            Director                            March 29, 2000
Christopher A. Glowacki

/s/ DR. RONALD W. HART                                                 Director                            March 29, 2000
Dr. Ronald W. Hart

/s/ BURT H. KEENAN                                                     Director                            March 29, 2000
Burt H. Keenan

/s/ ROY T. RIMMER JR.                                                  Director                            March 29, 2000
Roy T. Rimmer Jr.

/s/ WILLIAM D. SAVOY                                                   Director                            March 29, 2000
William D. Savoy

/s/ STEPHEN C. WOOD                                                    Director                            March 29, 2000
Stephen C. Wood

                          INDEPENDENT AUDITOR'S REPORT

BOARD OF DIRECTORS AND STOCKHOLDERS
TELESCAN, INC.
HOUSTON, TEXAS

We have audited the accompanying consolidated balance sheets of Telescan, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telescan, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP
Houston, Texas
February 25, 2000

                         TELESCAN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1999        1998
                                                                                    --------    --------
ASSETS

CURRENT ASSETS:

 Cash, cash equivalents and restricted cash ($25; $25)                              $ 12,625    $  1,539
 Accounts receivable (allowance: $299; $374)                                           5,033       2,004
 Notes receivable                                                                      5,468         793
 Receivables from affiliates                                                            --           623
 Other current assets                                                                    552         664
                                                                                    --------    --------
         TOTAL CURRENT ASSETS                                                         23,678       5,623
Marketable securities                                                                 46,761        --
Software development costs, net                                                        4,506       5,331
Property and equipment, net                                                            3,644       1,962
Investments                                                                            3,919          20
Other assets                                                                             391         465
                                                                                    --------    --------
         TOTAL ASSETS                                                               $ 82,899    $ 13,401
                                                                                    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                                    $  3,550    $  2,376
Deferred revenue                                                                       2,881         643
Other current liabilities                                                              1,262       1,523
                                                                                    --------    --------
         TOTAL CURRENT LIABILITIES                                                     7,693       4,542
Long term debt                                                                          --         2,039
Capital lease obligations                                                                271         327
Deferred taxes                                                                        11,229        --
STOCKHOLDERS' EQUITY:

 Convertible preferred stock (liquidation preference $25 per share)
 (shares issued and outstanding at December 31, 1999 and 1998, respectively:
   120,000; 120,000)                                                                       1           1
  Common stock,
  (shares  issued and  outstanding  at December 31, 1999 and 1998,  respectively:
    16,548,859; 12,845,940)                                                              165         129
 Additional paid-in capital                                                           66,875      24,915
 Accumulated comprehensive income                                                     18,321        --
 Accumulated deficit                                                                 (21,656)    (18,552)
                                                                                    --------    --------
         TOTAL STOCKHOLDERS' EQUITY                                                   63,706       6,493
                                                                                    --------    --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 82,899    $ 13,401
                                                                                    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TELESCAN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                             YEARS ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1999        1998        1997
                                                          --------    --------    --------
 REVENUE:
  Online service and license fees                         $ 28,820    $ 15,091    $ 13,638
  Products                                                     463         713       1,507
  Contract revenue earned from affiliates                    1,369       1,152       1,322
                                                          --------    --------    --------
      TOTAL REVENUE                                         30,652      16,956      16,467

COSTS AND EXPENSES:
  Cost of online service                                    14,707      10,083       8,786
  Cost of products                                             365         353         685
  Marketing expenses                                         4,703       4,082       3,044
  General and administrative expenses                        9,661       6,993       5,448
  Acquisition costs                                          3,287        --          --
  Loss on writedown of impaired assets                        --         1,530        --
  Interest (income) expense, net                              (455)        597          97
  Other (income) expense, net                                   76         (42)        (29)
                                                          --------    --------    --------
      TOTAL COSTS AND EXPENSES                              32,344      23,596      18,031

 Loss before minority interest in loss of subsidiary        (1,692)     (6,640)     (1,564)
 Minority interest loss                                        (56)       (142)       (409)
                                                          --------    --------    --------
 Loss from continuing operations                            (1,636)     (6,498)     (1,155)
 Income (loss) from discontinued operations                   --            19         (19)
                                                          --------    --------    --------
 Net loss                                                   (1,636)     (6,479)     (1,174)
 Preferred stock dividend                                     (150)        (94)       --
 Incremental yield dividend                                   --           (44)       --
                                                          --------    --------    --------
    Loss attributable to common stockholders              $ (1,786)   $ (6,617)   $ (1,174)
                                                          ========    ========    ========
 EARNINGS PER COMMON SHARE - BASIC AND DILUTED
  Loss from continuing operations                         $  (0.12)   $  (0.52)   $  (0.10)
  Loss from discontinued operations                           --          --          --
                                                          --------    --------    --------
  Net loss                                                $  (0.12)   $  (0.52)   $  (0.10)
                                                          ========    ========    ========

  Basic and diluted weighted average shares outstanding     15,486      12,654      12,203
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)
                                                         1999        1998        1997
                                                       --------    --------    --------
Net loss                                               $ (1,636)   $ (6,479)   $ (1,174)
Net unrealized gains (loss) on marketable securities     29,550        --          --

Deferred taxes                                          (11,229)       --          --
                                                       --------    --------    --------
    Comprehensive loss                                 $ 16,685    $ (6,479)   $ (1,174)
                                                       ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TELESCAN INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                               PREFERRED STOCK      COMMON STOCK      ADDITIONAL
                                              -----------------   -----------------    PAID-IN
                                              SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL
                                              -------   -------   -------   -------   ----------
  BALANCE JANUARY 1, 1997                        --     $  --      11,774   $   117   $   18,394
   Comprehensive loss:
     Net loss                                    --        --        --        --           --
    Issuance of stock under stock option plan    --        --         166         2          478
    Other issuances                              --        --          25      --            100
    Equity transactions of pooled company        --        --         528         6        1,989
    Other                                        --        --        --        --              9
                                              -------   -------   -------   -------   ----------
  BALANCE DECEMBER 31, 1997                      --        --      12,493       125       20,970
   Comprehensive loss:
    Net loss                                     --        --        --        --           --
   Issuance of stock under stock option plan     --        --         166         2          458
   Issuance of convertible preferred stock        120         1      --        --          3,000
   Incremental yield on preferred stock          --        --        --        --             44
   5% convertible preferred stock dividends      --        --        --        --           --
   Equity transactions of pooled company         --        --         187         2          424
   Other                                         --        --        --        --             19
                                              -------   -------   -------   -------   ----------
  BALANCE DECEMBER 31, 1998                       120         1    12,846       129       24,915
   Comprehensive income:
    Net loss                                     --        --        --        --           --
    Change in net unrealized gains (losses)      --        --        --        --           --
    Deferred taxes                               --        --        --        --           --
   Issuance of stock under stock option plan     --        --         458         5        1,731
   Issuance of common stock                      --        --       2,876        27       39,103
   5% convertible preferred stock dividends      --        --        --        --           --
   Equity transactions of pooled company         --        --         252         3          530
   Change in fiscal year of pooled company       --        --         117         1          596
                                              -------   -------   -------   -------   ----------
  BALANCE DECEMBER 31, 1999                       120   $     1    16,549   $   165   $   66,875
                                              =======   =======   =======   =======   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TELESCAN INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (in thousands, except per share amounts)
                                   (Continued)

                                                              ACCUMULATED
                                              ACCUMULATED    COMPREHENSIVE
                                                DEFICIT         INCOME          TOTAL
                                              -----------    -------------    --------
BALANCE JANUARY 1, 1997                       $   (10,761)   $        --      $  7,750
 Comprehensive loss:
  Net loss                                         (1,174)            --        (1,174)
 Issuance of stock under stock option plan           --               --           480
 Other issuances                                     --               --           100
 Equity transactions of pooled company               --               --         1,995
 Other                                               --               --             9
                                              -----------    -------------    --------
BALANCE DECEMBER 31, 1997                         (11,935)            --         9,160
 Comprehensive loss:
     Net loss                                      (6,479)            --        (6,479)
  Issuance of stock under stock option plan          --               --           460
  Issuance of convertible preferred stock            --               --         3,001
  Incremental yield on preferred stock                (44)            --          --
  5% convertible preferred stock dividends            (94)            --           (94)
  Equity transactions of pooled company              --               --           426
  Other                                              --               --            19
                                              -----------    -------------    --------
BALANCE DECEMBER 31, 1998                         (18,552)            --         6,493
 Comprehensive income:
     Net loss                                      (1,636)            --        (1,636)
     Change in net unrealized gains (losses)         --             29,550      29,550
     Deferred taxes                                  --            (11,229)    (11,229)
  Issuance of stock under stock option plan          --               --         1,736
  Issuance of common stock                           --               --        39,130
  5% convertible preferred stock dividends           (150)            --          (150)
  Equity transactions of pooled company              --               --           533
 Change in fiscal year of pooled company           (1,318)            --          (721)
                                              -----------    -------------    --------
BALANCE DECEMBER 31, 1999                     $   (21,656)   $      18,321    $ 63,706
                                              ===========    =============    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TELESCAN, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                       --------------------------------------------
                                                                                         1999              1998              1997
                                                                                       --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                              $ (1,636)         $ (6,479)         $ (1,174)
  Reconciling adjustments:
       Stock received for services and licenses                                          (3,298)             --                --
       Minority interest in loss of subsidiary                                              (56)             (142)             (409)
       Depreciation and amortization                                                      3,563             3,031             2,550
       Loss on write down of impaired assets                                               --               1,530              --
    Change in current assets and liabilities:
       Increase in receivables                                                           (3,713)           (1,613)             (328)
       Increase in accounts payable                                                       1,408               186               179
       Increase in deferred revenue                                                         660               643              --
       Other                                                                                606               729                36
                                                                                       --------          --------          --------
 Net cash provided by (used in) operating activities                                     (2,466)           (2,115)              854

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                    (3,002)             (249)             (493)
  Additions to software development costs                                                (1,273)           (2,519)           (2,505)
  Additions to investments                                                               (8,935)             --                --
  Additions to notes receivable                                                          (5,643)             --                --
  Other                                                                                     433              --                 173
                                                                                       --------          --------          --------
 Net cash used in investing activities                                                  (18,420)           (2,768)           (2,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                 32,625              --                --
  Proceeds from issuance of convertible preferred stock                                    --               3,000              --
  Proceeds from exercise of stock options                                                 1,736               460               480
  Preferred dividends paid                                                                 (150)              (94)             --
  Proceeds from notes payable                                                              --               2,000               210
  Increase in capital lease obligations                                                     488               105               282
  Payments on notes payable and capital lease obligations                                (2,890)             (568)             (585)
  Equity transactions of pooled company, net of cash                                        194                 1             1,743
  Other                                                                                     (31)               (9)              461
                                                                                       --------          --------          --------
 Net cash provided by financing activities                                               31,972             4,895             2,591

INCREASE  IN CASH AND CASH EQUIVALENTS                                                   11,086                12               620

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                                        1,539             1,527               907
                                                                                       --------          --------          --------
 End of year                                                                           $ 12,625          $  1,539          $  1,527
                                                                                       ========          ========          ========

Other non-cash investing and financing activities were as follows (in thousands):

                                                                            YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                      1999           1998           1997
                                                                 --------------- -------------- -------------
Net unrealized gain (loss) on securities, net of tax                $18,321           $ -            $ -
Conversion of note receivable into equity investment                    664             -              -
Company common stock in exchange for investment in
     GlobalNetFinancial.com                                           6,335             -              -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION

THE COMPANY

Telescan, Inc. ("Telescan" or the "Company") provides Internet services for the financial and publishing industries, as well as proprietary analytics and content to individual investors. The Company's services and products contain or utilize proprietary software technologies developed or acquired by the Company, which provide a powerful suite of search tools, technical analysis and financial data. Users access the Company's services and products through the Internet.

On May 28, 1999, the Company completed the acquisition of INVESTools, Inc. ("INVESTools") upon which the INVESTools shareholders exchanged all of their shares for shares of the Company's common stock in a business combination that was accounted for as a pooling of interests. The consolidated financial statements for the three years ended December 31, 1999 and the accompanying notes reflect the Company's financial position and the results of operations as if INVESTools was a wholly-owned subsidiary of the Company since inception. Prior to the acquisition, INVESTools had a fiscal year end of June 30. The adjustment for the change in the year-end is reflected in the current period statement of shareholders' equity.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Telescan, Inc. and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. The equity and net loss attributable to the minority interests that related to the Company's subsidiaries is shown separately in the consolidated balance sheet and consolidated statement of operations, respectively.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and disclosures of contingent assets and liabilities. Ultimate results could differ from these estimates.

RECLASSIFICATIONS

Certain prior years' balances have been reclassified to conform to the current year's presentation. These reclassifications had no impact on operating results.

CONCENTRATION OF CREDIT RISK

The Company markets its products to a diverse customer base. The Company maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management believes the potential risk of loss on these accounts to be minimal. Accounts receivable are generally unsecured and are derived primarily from revenues earned from customers located in the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

At December 31, 1998 and 1997, no one customer accounted for 10% or more of revenues for the years then ended. During 1999, there was one customer, National Broadcasting Company ("NBC"), which accounted for 11% of total revenue and 21% of the total accounts receivable balance at December 31, 1999. On February 22, 1999, the Company entered into an agreement with NBC, whereby NBC licensed Telescan's proprietary Internet and online financial services technology for CNBC.com, a comprehensive website for personal finance. Under the agreement, Telescan is responsible for developing customized investment analytics, providing financial data, hosting services, and data retrieval. Telescan's revenue comes from cost reimbursement, fixed monthly license fees, and a percentage of revenue from the site.

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers all cash and cash investments with an original maturity of three months or less to be cash equivalents. The Company has invested excess cash in commercial paper and money market accounts and amounts included in the consolidated financial statements approximate fair value at the balance sheet date. The restricted cash relates to a certificate of deposit securing a building lease.

MARKETABLE SECURITIES

The Company's marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component within stockholders' equity entitled "accumulated comprehensive income." Realized gains and losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. Realized investment gains (losses) are recognized using the specific identification method.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line method over the useful lives of the assets, which range from three to seven years. Equipment under capital lease is amortized over the lease term.

Depreciation expense was approximately $1,242,000, $1,097,000 and $962,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

SOFTWARE DEVELOPMENT COSTS

Costs associated with the planning and design phase of software development necessary to achieve technological feasibility are charged to expense as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development, including coding, testing and product quality assurance, are capitalized.

Amortization commences at the time of capitalization or, in the case of a new service offering, at the time the service becomes available for use. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. The accumulated amortization and related software development costs are removed from the respective accounts effective in the year following full amortization.

Software development costs are amortized using the greater of the straight-line method over the estimated life of the product, or the pro-rata percentage of gross revenue expected to be earned. The Company has historically used the straight-line method with lives ranging from three to five years.

Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $2,098,000, $2,627,000, and $1,205,000, respectively.

INVESTMENTS

The Company invests in equity instruments of privately-held information technology companies for business and strategic purposes. These investments are included in long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-marketable investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded on these assets.

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER ASSETS

The Company has acquired rights to certain core software technologies and these rights are being amortized over five years on a straight-line basis. Amortization expense included in cost of service in the accompanying financial statements totaled $73,000, $72,000 and $69,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated amortization totaled $226,000 and $153,000 at December 31, 1999 and 1998 respectively.

The Company reviews all long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company did not recognize any such impairment in 1999. In 1998, the Company adjusted the carrying value of certain long-lived assets, primarily capitalized software development costs, capital data costs and related goodwill, to their estimated fair value, resulting in a non-cash impairment loss of $1,530,000, which is included in continuing operations. Estimated fair value was determined based upon expected cash flows to be derived from these assets.

INCOME TAXES

Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences reverse.

A valuation allowance for deferred tax assets is provided if it is more likely than not that some portion of the deferred tax asset will not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset is included in income. A change related to fluctuations in fair value of available-for-sale securities is included in accumulated comprehensive income in stockholders' equity.

MINORITY INTEREST

At the end of 1999, the minority interest investment had been reduced to zero. The Company absorbed an additional $72,000 in losses because the minority investment had been reduced to zero. The Company will continue to absorb all of the losses of the venture until the minority stockholders make additional contributions.

REVENUE RECOGNITION

Statement of Position (SOP) 97-2 requires companies to defer revenue and profit recognition if four required criteria of a sale are not met. In addition, SOP 97-2 requires revenue recognition from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. The Company recognizes revenue from services such as developing and hosting over the life of the contract or the life of the service. Revenue from products and licenses is recognized upon delivery, provided the requirements of SOP 97-2 are met.

The Emerging Issues Task Force (EITF) has recently discussed providing additional guidance on revenue recognition to companies that generate revenue by providing hosting services over the Internet as Telescan does. Currently, we are uncertain as to the impact, if any, of this new guidance that may be promulgated by the EITF.

DEFERRED REVENUE

Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to license and service fees.

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION

The Company's long-term incentive plans provide for the award of stock options to employees and directors. No compensation expense is recognized for stock options since the exercise price equals the market price at the grant date.

ADVERTISING COSTS

Advertising costs are expensed when the initial advertisement is run and are included in sales and marketing expenses in the accompanying statements of income. Advertising costs for the years ended December 31, 1999, 1998 and 1997 were $433,000, $808,000 and $5,000, respectively.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by average common shares outstanding. Diluted earnings per share are not computed for any period presented because the Company incurred losses for all periods.

COMPREHENSIVE INCOME

Comprehensive income includes all changes in Company's equity (except those resulting from investments by and distributions to owners).

SEGMENT REPORTING

The Company adopted SFAS 131, "Disclosure about Segments of an Enterprise Related Information," in 1997. Management evaluates and operates the business as two segments: (i) financial and (ii) non-financial. The non-financial portion of the business makes up less than 10% of the consolidated business for 1999, 1998 and 1997, thus no business segments disclosure is necessary.

2. BALANCE SHEET COMPONENTS (IN THOUSANDS):

PROPERTY AND EQUIPMENT:                                      1999         1998
-----------------------                                    -------      -------

Property, computer and other equipment                     $ 5,487      $ 5,345
Furniture and fixtures                                         655          583
Software                                                       504          446
                                                           -------      -------
   Total property and equipment                              6,646        6,374
Less: accumulated depreciation and amortization             (3,002)      (4,412)
                                                           -------      -------
     PROPERTY AND EQUIPMENT, NET                           $ 3,644      $ 1,962
                                                           =======      =======

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOFTWARE DEVELOPMENT COSTS:                                   1999         1998
                                                             ------       ------
     Costs capitalized:
       Balance at January 1                                  $8,249       $5,730
       Additions                                              1,273        2,519
                                                             ------       ------
         Balance at December 31                               9,522        8,249
                                                             ------       ------
     Accumulated amortization:
       Balance at January 1                                   2,918          291
       Additions                                              2,098        2,627
                                                             ------       ------
         Balance at December 31                               5,016        2,918
                                                             ------       ------
     SOFTWARE DEVELOPMENT COSTS, NET                         $4,506       $5,331
                                                             ======       ======



OTHER CURRENT ASSETS:                                         1999         1998
                                                             ------       ------
Prepaid expenses                                             $  427       $  376
Inventory                                                        27           53
Other                                                            98          235
                                                             ------       ------
   OTHER CURRENT ASSETS                                      $  552       $  664
                                                             ======       ======

OTHER ASSETS:                                                 1999         1998
                                                             ------       ------
Software technology rights, net                              $  274       $  196
Capitalized data costs, net                                      24          150
Goodwill, net                                                    21           34
Patents and trademarks, net                                      15           26
Deferred tax asset                                               57         --
Notes receivable, non-current                                  --             59
                                                             ------       ------
   OTHER ASSETS                                              $  391       $  465
                                                             ======       ======

OTHER CURRENT LIABILITIES                                     1999         1998
                                                             ------       ------
Accrued liabilities                                          $  821       $  813
Current portion of long term obligations                        425          364
Other                                                            16          346
                                                             ------       ------
   OTHER CURRENT LIABILITIES                                 $1,262       $1,523
                                                             ======       ======

3. ACQUISITIONS

INVESTOOLS

On May 28, 1999, the Company completed the acquisition of INVESTools, Inc., a privately held company. INVESTools operates an investment advice website (HTTP://WWW.INVESTOOLS.COM), featuring continually updated portfolio advice from recognized money managers, as well as online investment advisory newsletters. Under the

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms of the agreement, which was accounted for as a pooling-of-interests, Telescan issued 2,124,976 shares of common stock in exchange for all of INVESTools' outstanding shares and assumed 220,955 options to purchase Telescan, Inc. common stock. All outstanding INVESTools, Inc. preferred stock and warrants were converted to common stock immediately prior to the acquisition. During 1999, the Company recorded a one-time charge of $3.3 million for acquisition-related costs. These costs consisted of investment banking fees, legal and accounting fees, and certain other expenses directly related to the acquisition.

INVESTools had a June 30 fiscal year end and, accordingly, the INVESTools statements of operations for the years ended June 30, 1998 and 1997 have been combined with the Company's statements of operations for the calendar years ended December 31, 1998 and 1997, respectively. In order to conform INVESTools' year-end to the Company's calendar year end, the consolidated statement of stockholders' equity was adjusted for the operating results of INVESTools for the period from July 1, 1998 to December 31, 1998 which is not included in the consolidated results of operations. The following is a summary of operating results for that period (in thousands):

                       Revenue             $  1,058
                       Expenses               2,376
                                           --------
                           Net loss        $ (1,318)
                                           ========

INVESTools' historical financial statements have been adjusted to conform to the accounting policies and practices of the Company. These adjustments primarily related to the classification of interest and other income and the classification of restricted cash. These conforming adjustments did not change the net loss INVESTools reported.

Separate revenues, net income (loss) and related per share amounts of the merged entities are presented in the following table. All amounts are in thousands, except per share data.

                                                       1998              1997
                                                     --------          --------
REVENUE:
      Telescan, Inc.                                 $ 15,500          $ 16,105
      INVESTools                                        1,456               362
                                                     --------          --------
      Revenue as reported                            $ 16,956          $ 16,467
                                                     ========          ========
NET INCOME (LOSS):
      Telescan, Inc.                                 $ (4,316)         $    196
      INVESTools                                       (2,163)           (1,370)
                                                     --------          --------
      Net loss, as reported                          $ (6,479)         $ (1,174)
                                                     ========          ========

4. NOTES RECEIVABLE

In November 1999, the Company entered into a loan agreement with TeamVest to loan $4,200,000 for one year at a rate of LIBOR + 2%, payable at maturity. The note is secured by guarantees from certain key principals of TeamVest. The note can be prepaid at any time without a penalty. The note may be converted into equity interests in TeamVest, subject to certain conditions in the agreement. In addition, the agreement contained a warrant permitting the Company to purchase additional equity interests in TeamVest at such time that the loan is converted into an equity interest if certain conditions are met. The Company recognized revenue of $900,000 during 1999 from transactions with TeamVest.

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. MARKETABLE SECURITIES

At December 31, 1999, the Company had the following marketable securities (in thousands):

                                                      GROSS        GROSS        ESTIMATED
                                                    UNREALIZED   UNREALIZED    FAIR MARKET
                                           COST       GAINS        LOSSES        VALUE
                                          -------   ----------   ----------    -----------
GlobalNetFinancial.com - stock            $ 9,786   $    5,873   $     --      $    15,659
GlobalNetFinancial.com - option               291       25,423         --           25,714
Individual Investor - stock                 4,134         --         (1,423)         2,711
FreeRealTime - stock                        3,000         --           (323)         2,677
                                          -------   ----------   ----------    -----------
Total                                     $17,211   $   31,296   $   (1,746)   $    46,761
                                          =======   ==========   ==========    ===========

All marketable securities are common shares which are unregistered. No marketable securities were sold during 1999.

The Company recognized revenues of $3.9 million during 1999 from transactions with these company. No revenues were derived from these companies in 1998 and 1997.

6.       INVESTMENTS

Periodically, the Company will make strategic investments in other companies which have technologies that are compatible with or enhance the Company's technology or content. During the fourth quarter of 1999, the Company invested $2,250,000 in Tachyon Systems, L.L.C., a developer of technologies that capture, clean, and analyze real time market data for traders and investors. The Company also holds investments in Zisto.com, Inc., GRO Corporation and Telebuild of $685,000, $664,000 and $320,000, respectively. The Company recognized revenues of $2.0 million, $2.1 million and $1.3 million in 1999, 1998 and 1997, respectively from transactions with these Companies.

7.       LONG-TERM OBLIGATIONS

LONG TERM DEBT

Subsequent to the acquisition of INVESTools, the Company paid off INVESTools' outstanding debt of $2,039,000. The debt was comprised of two convertible subordinated promissory notes each for $1,000,000 and one convertible promissory note for $50,000, all bearing 8% interest per annum convertible into preferred stock of INVESTools.

CAPITAL LEASES

Future minimum lease payments under capital leases at December 31, 1999 together with the present value of the minimum lease payments, are as follows (in thousands):

  YEARS ENDING DECEMBER 31,
  ----------------------------
          1999                                                     $     447
          2000                                                           227
          2001                                                            49
                                                                   ---------
   Total minimum lease payments                                          723
   Amount representing interest                                          (27)
                                                                   ---------
       Present value of minimum lease payments                           696
   Current portion of capital lease obligations                         (425)
                                                                   ---------
       Long-term capital lease obligation                          $     271
                                                                   =========

Interest rates on capital leases range from .99% to 14%.

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Computer and telephone equipment under capital lease at December 31, 1999 and 1998 totaled $1,795,000 and $1,435,000 with related accumulated depreciation of $1,166,000 and $764,000 respectively.

OPERATING LEASES

The Company has commitments to lease office space and equipment under non-cancelable operating leases. Rent expense under operating leases totaled $1,293,000, $1,120,000 and $1,165,000 for the years ended December 31, 1999,
1998 and 1997, respectively. Future minimum payments under non-cancelable leases are as follows (in thousands):

            YEARS ENDING DECEMBER 31,
            -----------------------------
                       2000                $   1,514
                       2001*                     876
                       2002                    1,461
                       2003                    1,470
                       2004                    1,479
                    Thereafter                 2,398
                                           ---------
                                           $   9,198
                                           =========

             *In 2001, the Company does not pay rent for the first six months of the year

INTEREST PAID.

The Company paid $264,000, $115,000 and $103,000 for interest during the years ended December 31, 1999, 1998 and 1997 respectively.

8. INCOME TAXES

At December 31, 1999, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $14,000,000, which expire in years 2000 to 2018. The Company's net operating loss carryforwards may be limited as to use if the Company has undergone a change in control as defined in
Section 382 of the Internal Revenue Code.

Deferred tax assets and liabilities consisted of the following at December 31, 1999 and 1998:

                                                            1999         1998
                                                          --------     --------
Deferred tax assets:
   Acquisition costs capitalized for tax purposes         $  1,217     $   --
   Net operating loss carryforwards                          5,155        7,548
                                                          --------     --------
            Total deferred tax asset                         6,372        7,548

   Less: Valuation allowance                                (4,952)      (5,733)
                                                          --------     --------

Deferred tax asset, net                                      1,420        1,815
Deferred tax liability:
   Accumulated depreciation                                 (1,420)      (1,815)
   Net unrealized gains (losses) on securities              11,229         --
                                                          --------     --------
Deferred tax liability, net                               $ 11,229     $   --
                                                          ========     ========


The valuation allowance decreased during 1999 by approximately $781,000.

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of expected to actual income tax expense based upon the statutory rates:

                                                     Years Ended December 31,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
Federal income tax benefit at
   statutory rates                             $   (556)   $ (2,202)   $   (400)

Acquisition costs capitalized for
   tax purposes                                   1,217        --          --

Other, net                                          120        (295)        109

Change in valuation allowance                      (781)      2,497         291
                                               --------    --------    --------

Actual provision                               $   --      $   --      $   --
                                               ========    ========    ========

9. SHAREHOLDERS' EQUITY

CLASSES OF CAPITAL STOCK

The Company has two classes of capital stock: convertible preferred stock and common stock. During 1999, the Board of Directors approved an amendment to the Restated Certificate of Incorporation to increase the total number of shares of all classes of capital stock to a total of 40,000,000 shares. The Company is authorized to issue up to 30,000,000 shares of common stock with a par value of $.01 and 10,000,000 shares of convertible preferred stock with a par value of $.01.

CAPITAL STOCK ACTIVITY

In January 1999, the Company sold 1,220,237 shares of its common stock in a private placement to NBC in conjunction with its affiliate, GE Capital Equity Investments, Inc. The Company received net proceeds of $8,655,000 from the transaction. The resale of the stock is restricted under Rule 144 subject to demand registration rights on one-half of the shares.

In July 1999, the Company sold an additional 1,111,111 shares of its common stock in a private placement to NBC and received net proceeds of $23,970,000. The resale of the stock is also restricted under Rule 144 subject to demand registration rights on one-half of the shares. At December 31, 1999, NBC held 14.2% of the shares outstanding.

In March 1999, the Company entered into an agreement with GlobalNetFinancial.com to exchange 520,000 shares of its common stock for 2,715,337 shares of GlobalNetFinancial.com common stock giving the Company a 9.9% ownership interest in GlobalNetFinancial.com. In addition the Company issued 25,000 shares of its common stock for a one-year option to purchase additional shares such that, upon exercise of the option, the Company could own an aggregate of 19.9% of GlobalNetFinancial.com's then outstanding common stock. The exercise price of the option is $12.00 per share.

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 1998, the Company issued 120,000 shares of 5% Convertible Preferred Stock for $3 million dollars. In connection with the issuance of the preferred stock, there is an incremental yield that arises from the conversion discount from fair value that is considered a dividend to preferred stockholders. The amount is determined as the fixed discount from market (5%) based on the closing price at May 15, 1998 and is calculated as follows:

              Closing price at May 15, 1998            7 3/8
              Fixed discount from market                   5%
                                                    --------
                                                    $   0.37
              Shares issued                          120,000
                                                    --------
              Incremental yield                     $ 44,400
                                                    ========

Preferred stockholders have the option to convert the preferred shares into common stock at any time after May 15, 1998. The conversion price of the preferred stock conversion into common stock is based on a defined formula and capped at a maximum of $8.62 per share. None of the preferred stock has been converted at December 31, 1999.

10. STOCK OPTION PLANS

AMENDED 1994 STOCK OPTION PLAN

The Company has reserved 1.5 million shares for grant under this plan for issuance to officers, directors, and employees. The Plan expires August 2000. Under the Plan, incentive options may be granted at the fair market value of the Company's common stock at the date of grant, as determined by the Board of Directors, but not at less than $1.50 per share. Non-statutory options may be granted at prices equal to or greater than $1.50 per share, as determined by the Board of Directors. Options granted prior to 1998 expire upon termination of the Plan. Options granted after 1998 generally expire ten years from the date of grant.

THE 1995 STOCK OPTION PLAN

The Company has reserved 638,000 shares for grant under this plan for issuance to officers, directors, and employees. The Plan expires March 2005. Under the Plan, incentive options may be granted at the fair market value of the Company's common stock at the date of the grant, as determined by the Board of Directors, but not at less than $1.50 per share. Non-statutory options may be granted at prices equal to or greater than $1.50 per share, as determined by the Board of Directors. Options generally expire ten years from the date of grant or when the Plan terminates, whichever is earlier.

INVESTOOLS' STOCK OPTION PLANS

The Company reserved 220,995 shares of its common stock for issuance under three Stock Option Plans for employees and consultants of INVESTools. No new options are being granted under these plans. Options granted under these plans were granted at fair market value at the grant date and generally expire ten years from the date of the grant.

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity is as follows:

                                                                    WEIGHTED
                                                  TOTAL SHARES       AVERAGE
                                                  UNDER OPTION    EXERCISE PRICE
                                                  ------------    --------------
BALANCE - JANUARY 1, 1997                              853,207    $         4.30
Granted                                                261,949              4.13
Canceled                                               (73,841)             6.82
Exercised                                             (168,972)             2.89
                                                  ------------    --------------
BALANCE - DECEMBER 31, 1997                            872,343              4.31
Granted                                                447,140              6.45
Canceled                                               (47,931)             2.19
Exercised                                             (169,254)             2.69
                                                  ------------    --------------
BALANCE - DECEMBER 31, 1998                          1,102,298              5.52
Pooling Adjustment                                      (9,177)             0.81
Granted                                                310,810             12.23
Canceled                                               (75,901)             5.28
Exercised                                             (516,700)             4.14
                                                  ------------    --------------
BALANCE - DECEMBER 31, 1999                            811,330    $         9.05
                                                  ============    ==============


Information about options outstanding at December 31, 1999 is as follows:

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                      ---------------------------------------------------------    --------------------------------
                                       WEIGHTED AVERAGE            WEIGHTED                             WEIGHTED
  RANGE OF               NUMBER       REMAINING YEARS OF          AVERAGE              NUMBER           AVERAGE
EXERCISE PRICES       OUTSTANDING      CONTRACTUAL LIFE         EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
---------------       -----------     ------------------     ------------------    ----------------  --------------
 $0.00 - $4.99            236,999                      5               $   2.76             190,159        $   2.27
  5.00 -  9.99            406,956                      6                   7.80             155,457            7.71
 10.00 - 14.99             46,367                     10                  13.50              34,867           13.31
 15.00 - 19.99             44,800                      9                  17.80                   -               -
 20.00 - 24.99             62,208                      9                  22.00                   -               -
 25.00 - 30.00             14,000                     10                  25.55               5,000           25.00
                      -----------     ------------------     ------------------    ----------------  --------------
         TOTAL            811,330                      7               $   9.05             385,483        $   5.75
                      ===========     ==================     ==================    ================  ==============

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NON-QUALIFIED OPTIONS

As of December 31, 1999, the Company has issued 110,000 non-qualified options to outside vendors and directors as payment for services provided in 1996, 1997, and 1998. Activity for the year ended December 31, 1999 is as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                   TOTAL SHARES       EXERCISE
                                                   UNDER OPTION        PRICE
                                                   ------------     ------------

BALANCE JANUARY 1, 1997 .......................           5,000     $       8.37
     Granted ..................................          55,000             4.98
                                                   ------------     ------------
BALANCE DECEMBER 31, 1997 .....................          60,000             5.26
     Granted ..................................          50,000             6.75
                                                   ------------     ------------
BALANCE DECEMBER 31, 1998 .....................         110,000             5.94
     Exercised ................................         (60,000)            6.72
     Canceled .................................         (37,500)            5.00
                                                   ------------     ------------
BALANCE DECEMBER 31, 1999 .....................          12,500     $       5.00
                                                   ============     ============

The options exercised during 1999 were cashless exercises. The remaining options outstanding have a weighted average remaining life of five years.

PRO FORMA DISCLOSURES

Under an alternative accounting method (SFAS 123), compensation expense arising from stock options would be measured at the estimated fair value of the options at the date of grant and recognized over the options' vesting period. Had compensation expense been determined using this method, net income and net income per share would have been as follows (in thousands except per share amounts):

                                         1999                  1998
                                   -----------------    -------------------
Net loss
  As reported                      $          (1,636)   $           (6,479)
  Pro forma                                   (2,760)               (7,378)
Net loss per common share
  As reported                      $           (0.12)   $            (0.52)
  Pro forma                                    (0.18)                (0.58)


The average fair values of the options granted during 1999, 1998 and 1997 were $10.79, $3.79 and $2.30, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions; risk free rates of 5.0% to 6.15%; volatility of 78.67% to 86.14% for 1999 and 1998, respectively; no assumed dividend yield; and expected lives of 3 years.

11.      EMPLOYEE BENEFITS

In January 1995, the Company established a defined contribution 401(k) Profit Sharing Plan for its employees. The plan provides participants a mechanism for making contributions for retirement savings. Each participant may contribute certain amounts of eligible compensation. The plan allows for Company matching contributions, and effective January 1, 2000, the Company invoked this privilege, matching 25% of participant contributions up to 1% of salary.

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments is as follows (in thousands):

                                              1999                        1998
                                    ------------------------    ------------------------
                                     CARRYING                    CARRYING
                                      AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                    ----------    ----------    ----------    ----------
Cash and cash equivalents ......    $   12,625    $   12,625    $    1,539    $    1,539
Notes receivable:
  TeamVest .....................         4,200           *            --            --
  Other ........................         1,268         1,268           793           793
Marketable securities ..........        46,761        46,761          --            --
Investments ....................         3,919           *              20           *
Capital lease obligation .......           696           696         1,037         1,037

   *   Not readily determinable.

Fair values were determined as follows:

The carrying amounts of cash and cash equivalents approximate fair value because of the short-term maturity of these instruments.

The fair market value of the TeamVest note receivable is not readily determinable, because it is convertible into common stock of a private company.

The fair value of GlobalNetFinancial.com stock and option was determined using values obtained from an independent pricing service. The fair value of all other marketable securities was determined to be 70% of quoted market price at December 31, 1999. A discount of 30% was deemed necessary since the securities are unregistered and/or thinly traded.

The fair value of investments are not readily determinable since they represent equity investments in private companies.

13.      EARNINGS PER SHARE

The Company was in a loss position in all periods presented. Therefore, any potential common shares would be antidilutive. The calculation for basic and diluted earnings per share is as follows (in thousands, except per share data):

                                                          1999         1998         1997
                                                        --------     --------     --------
Loss from continuing operations: ...................    $ (1,636)    $ (6,498)    $ (1,155)
   Less preferred stock (incremental yield dividend)        (150)        (138)        --
                                                        --------     --------     --------
Net loss attributable to common stockholders .......      (1,786)      (6,636)      (1,155)
Discontinued operations ............................        --             19          (19)
                                                        --------     --------     --------
Net loss attributable to common stockholders .......    $ (1,786)    $ (6,617)    $ (1,174)
                                                        ========     ========     ========
Weighted average shares outstanding ................      15,486       12,654       12,203
Basic and diluted loss per share:
   Continuing operations ...........................    $  (0.12)    $  (0.52)    $  (0.10)
   Discontinued operations .........................        --           --           --
                                                        --------     --------     --------
Net loss ...........................................    $  (0.12)    $  (0.52)    $  (0.10)
                                                        ========     ========     ========

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common equivalent shares for 1999, 1998 and 1997 were excluded from the computation of loss per share as their effect was anti-dilutive.

14.      CONTINGENCIES

From time to time the Company is involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material effect on the Company's financial position or results of operations.

Effective June 11, 1999 the Company terminated its contract with Web Street Securities, Inc. ("Web Street"). The Company activated the mandatory mediation provision in the contract and participated in the mediation. The differences between the Company and Web Street were not resolved at the mediation, and on December 13, 1999, the day of the mediation, Web Street sued the Company alleging that the Company did not perform its obligations under the contract and seeking damages for lost profits. The Company has filed a counterclaim alleging and seeking damages for non-payment for the services rendered.

15.      RELATED PARTIES

KNOWLEDGE EXPRESS DATA SYSTEMS

The Company owns 55.58% of Knowledge Express Data Systems and GRF Interests, Inc. owns 30%. G. Robert Friedman, a stockholder and former director of the Company, controls GRF Interests, Inc.

TELEBUILD, L.C.

At December 31, 1999, the Company owns 15.83% of Telebuild, L.C. (Telebuild). Friedman Interests, Inc, and the Brown Family Partnership own 45.42% and 25.44%, respectively. G. Robert Friedman, a significant stockholder and former director of the Company, controls Friedman Interests, Inc. David L. Brown, Chairman of the Board of Directors of the Company and other members of the Brown family own the Brown Family Partnership. The Company recognized contract revenue from Telebuild of $1,369,000, $1,152,000, and $1,322,000 during the years ended December 31, 1999, 1998, and 1997, respectively. As of December 31, 1999 and 1998, $623,000 and $520,000 were due from Telebuild for contract services provided. During 1999, the amounts due from Telebuild were reclassified to account for such amounts as an investment.

GRO CORPORATION

Mr. Greg E. Gensemer serves on the Board of Directors for GRO Corporation. The Company has entered into licensing and servicing agreements with this Company. As of December 31, 1999, GRO Corporation owed the Company $64,000 in accrued interest on two notes that were converted to stock during 1999. This accrued interest was also converted to stock in the first quarter of 2000. The Company owned 550 shares of GRO Corporation representing an ownership interest of 4.8% at December 31, 1999. After the first quarter conversion, the Company's holdings increased to 603 shares.

NATIONAL BROADCASTING COMPANY, INC.

In a letter agreement dated February 22, 1999 between the National Broadcasting Company, Inc. ("NBC") and the Company, NBC was granted the right to have an individual designated by NBC (the "NBC Designee") included as a nominee for the Board of Directors of the Company. NBC shall have this right until GE Capital Equity Investments, Inc. ("GE Equity") owns less than 5% of the outstanding common stock of the Company or the license agreement with NBC terminates or expires, whichever event occurs earlier. Pursuant to this agreement, NBC has designated and the Board of Directors has approved Mr. Glowacki.

                         TELESCAN, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, GE Equity has the right to designate an individual to be present at all Board of Director meetings. Such individual will not be a participating or voting member of the Board of Directors and may remain as a designee as long as GE Equity owns at least 5% of the Company's outstanding common stock. Note 1 to the financial statements discusses activity with NBC during 1999 under the caption "concentration of credit risk".

INDEBTEDNESS OF MANAGEMENT

Roy T. Rimmer, Jr., a member of the Company's Board of Directors, was indebted to the Company for $71,250 at December 31, 1999. The non-interest bearing indebtedness arises from license fees and contract personnel reimbursement. The maximum indebtedness during 1999 was $71,250. The indebtedness was paid in the first quarter of 2000.

OTHER

Refer to notes 4,5 and 6 for additional related party information.

15.      SUBSEQUENT EVENTS (UNAUDITED)

STOCKWALK.COM GROUP

In March 2000, the Company entered into an agreement with Stockwalk.com Group, Inc. to license its proprietary technology and investment analytics. Stockwalk.com Group issued the Company 142,333 shares of its common stock at $7.50 per share. In a separate agreement, the Company purchased 166,666 shares of Stockwalk.com Group's common stock for $1.25 million in cash at a price of $7.50 per share.

                    INDEPENDENT AUDITOR'S REPORT ON SCHEDULE

STOCKHOLDERS AND BOARD OF DIRECTORS
TELESCAN, INC.
HOUSTON, TEXAS

We have audited the financial statements of Telescan, Inc. and subsidiaries as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999. Our audits for such years also included the financial statement schedule of Telescan, Inc. and subsidiaries, listed in Item 14-2, for each of the years in the three-year period ended December 31, 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this schedule based on our audits. In our opinion, such a financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

HEIN + ASSOCIATES LLP
Houston, Texas
February 25, 2000

                         TELESCAN, INC. AND SUBSIDIARIES

                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                                   DEDUCTIONS:
                                                                  ADDITIONS         ACCOUNTS
                                                                 CHARGED TO          WRITTEN
                                             BALANCE AT          COSTS AND         OFF AGAINST          BALANCE AT
DESCRIPTION                               BEGINNING OF YEAR       EXPENSES          ALLOWANCE          END OF YEAR
-----------                                ---------------    ---------------    ---------------     ---------------
DECEMBER 31, 1997
Allowance for Doubtful Accounts .......    $           104    $           134    $          (124)    $           114

DECEMBER 31, 1998
Allowance for Doubtful Accounts .......                114                399               (139)                374

DECEMBER 31, 1999
Allowance for Doubtful Accounts .......    $           374    $           184    $          (259)    $           299