Form 10-K/A
period 1999-12-31
TELESCAN INC
filed 2000-05-19
CIK 832175

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
                  For the fiscal year ended December 31, 1999

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 27, 2000, based upon the average bid and asked price of the common stock on Nasdaq National Market for such date, was approximately $358,000,000. The number of outstanding shares of the Registrant's common stock on March 27, 2000 was 16,669,650.

                                 TELESCAN, INC.
                             FORM 10-K REPORT INDEX

PART I.........................................................................3

  ITEM 1.  BUSINESS............................................................3
  ITEM 2.  PROPERTIES..........................................................9
  ITEM 3.  LEGAL PROCEEDINGS...................................................9
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................9

PART II.......................................................................10

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS............................................................10
  ITEM 6.  SELECTED FINANCIAL DATA............................................11
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................12
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........16
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................16
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................17

PART III......................................................................18

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................18
  ITEM 11. EXECUTIVE COMPENSATION.............................................22
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....24
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................25

PART IV.......................................................................27

  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.............27

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

The Company's primary business line is a system of Internet financial services and products provided directly to users via (i) Telescan's Internet supersite, Wallstreetcity.com (HTTP://WWW.WALLSTREETCITY.COM), (ii) private-label and co-branded financial websites with alliance partners and (iii) the Company's investment advice website (HTTP://WWW.INVESTOOLS.COM). Such financial services allow investors to:

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

The site features:
       o Unique Market Commentary and Quantitative Analysis - Provides intraday articles on domestic and international markets, stocks and mutual funds, as well as strategies. The commentary provides insight into the markets and investing strategies based on comprehensive, up-to-the-minute, data-based analysis of stocks, mutual funds, and market trends. Columns are written by Wallstreetcity.com's research staff and include Stock-of-the-Hour, Stocks in Focus, and Strategic Maneuver.

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

CUSTOMERS

There were no customers during 1998 or 1997 accounting for 10% or more of total revenues. In 1999, one customer, National Broadcasting Company ("NBC"), accounted for 13% of total revenue. The Company maintains a license with NBC, whereby NBC uses Telescan's proprietary Internet and online financial services technology for CNBC.com, a comprehensive website for personal finance. Under the agreement, Telescan is responsible for developing customized investment analytics, providing financial data, hosting services, and data retrieval. Telescan's revenue comes from cost reimbursement, fixed monthly license fees, and a percentage of revenue from the site.

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

                                                           COMMON STOCK PRICES
                                                        ------------------------
                                                           HIGH          LOW
                                                        ----------    ----------
                       1999
                       ----
Quarter ended March 31* ............................    $    22.94    $     7.50
Quarter ended June 30* .............................         26.38         16.50
Quarter ended September 30 .........................         24.31         13.25
Quarter ended December 31 ..........................         32.88         14.06

                       1998*
                       ----
Quarter ended March 31 .............................    $     8.25    $     5.00
Quarter ended June 30 ..............................         13.25          4.75
Quarter ended September 30 .........................          9.38          3.88
Quarter ended December 31 ..........................         10.13          2.63

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

                                                                                 (in thousands, except per share amounts)
                                                                                          YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------------------------
        STATEMENT OF OPERATIONS ..................................    1999(A)        1998(A)         1997        1996        1995
                                                                     --------       --------       --------    --------    --------
        Revenue ..................................................   $ 26,438       $ 15,234       $ 16,467    $ 13,721    $ 13,946
        Cost of online services and products .....................     15,072         10,436          9,471       8,908       7,929
        Marketing, general and administrative expenses ...........     14,364         11,075          8,492       8,943       7,395
        Acquisition costs ........................................      3,287           --             --          --          --
        Loss on writedown of impaired assets .....................       --            1,530           --          --          --
        Interest and other (income) expense, net .................       (379)           555             68          (4)         (5)
        Minority interest expense (loss) .........................        (56)          (142)          (409)       (345)        226
                                                                     --------       --------       --------    --------    --------
        Loss from continuing operations ..........................     (5,850)        (8,220)        (1,155)     (3,781)     (1,599)
        Income (loss) from discontinued operations ...............       --               19            (19)       --          --
                                                                     --------       --------       --------    --------    --------
        Net loss .................................................     (5,850)        (8,201)        (1,174)     (3,781)     (1,599)
        Preferred dividends (including incremental yield) ........       (150)          (138)          --          --          --
                                                                     --------       --------       --------    --------    --------
        Loss attributable to common shareholders .................   $ (6,000)      $ (8,339)      $ (1,174)   $ (3,781)   $ (1,599)
                                                                     ========       ========       ========    ========    ========
        EARNINGS PER COMMON SHARE -
              BASIC AND DILUTED

        Loss from continuing operations ..........................   $  (0.39)      $  (0.66)      $  (0.10)   $  (0.32)   $  (0.15)
        Loss from discontinued operations ........................       --             --             --          --          --
                                                                     --------       --------       --------    --------    --------
        Net loss .................................................   $  (0.39)      $  (0.66)      $  (0.10)   $  (0.32)   $  (0.15)
                                                                     ========       ========       ========    ========    ========
        Basic and diluted weighted average shares outstanding ....     15,486         12,654         12,203      11,655      10,604

                                                                                          YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------------------------
        BALANCE SHEET DATA                                            1999(A)        1998(A)         1997        1996        1995
                                                                     --------       --------       --------    --------    --------
        Working Capital ..........................................   $ 10,049       $   (641)      $    956    $    436    $  2,707
        Total assets .............................................     82,899         13,401         13,178      11,673      11,533
        Total long-term obligations ..............................     11,500          2,366            507         784         881
        Total stockholders' equity ...............................     57,770          4,771          9,160       7,750       8,597

(a) See Note 1 of the Notes to Consolidated Financial Statements regarding the restatement of 1999 and 1998 financial statements.

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

RESULTS OF OPERATIONS

On March 16, 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-3 that addresses accounting for hosting arrangements. The EITF consensus indicated that for those arrangements in which hosting by the vendor is essential to the functionality of the software, the revenue should be recognized over the term of the hosting arrangement.

During 1999 and 1998, the Company recognized revenues from license fees related to certain hosting arrangements upon execution of the license agreement, as opposed to recognizing the non-refundable fees ratably over the term of the hosting arrangement. As a result, the timing of reporting revenue from license fees related to these types of hosting arrangements requires revision to comply with EITF Issue No. 00-3. The effect of these revisions is to defer the time in which revenue is recognized. These revisions also resulted in an increase in deferred revenue reflected on the Company's balance sheet at December 31, 1999 and 1998. The total effect of these revisions was to reduce revenues by $4,214,000 and $1,722,000 for the years ended December 31, 1999 and 1998. These revenues, which have been deferred, will be recognized ratably over two to five years, based on the term of the related hosting agreement. See Note 1 to the consolidated financial statements.

1999 COMPARED TO 1998

Revenues for the year ended December 31, 1999 increased $11,204,000, or 74%, compared to the same period in 1998 reflecting dramatic growth in the Internet service business.

Service and license fee revenues for the year ended December 31, 1999 increased $11,237,000 or 84% over 1998. In 1999, the Company recognized approximately $4,884,000 in revenue from new private label and licensing agreements, of which approximately $3,477,000 came from an agreement with NBC. The Company has licensed its proprietary Internet and online financial services technology to NBC for CNBC.com, a comprehensive website for personal finance. Under the agreement, the Company is responsible for developing customized investment analytics, providing financial data, data retrieval and hosting services. Telescan's revenue comes from fixed monthly fees, cost reimbursement and a percentage of the revenue from the site. Revenue from INVESTools increased $3,545,000 over 1998 to $5,000,000 as demand for online newsletters increased. The Company's WallStreetCity website continues to grow adding $690,000 to revenue in 1999 primarily due to advertising revenue. Other service revenues increased $1,216,000, or 84%, primarily due to growing demand for the various Internet publications while dial up modem revenue declined $1,074,000 reflecting the Company shifting its growth to more Internet services.

Cost of services increased $4,624,000, or 46%, over 1998 resulting in a gross margin increase of 154% or $6,830,000. Cost of services associated with the NBC agreement discussed above represented approximately $1,879,000 of the total cost of service increase. Cost of services for INVESTools was $1,273,000 higher for 1999 due to higher royalty obligations associated with increased revenue.

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

1998 COMPARED TO 1997

Revenues for the year ended December 31, 1998 decreased $1,233,000, or 7%, from 1997 primarily due to declining sales of products and modem based business partially offset by growth in the Internet business.

Service revenues for the year ended December 31, 1998 totaled $13,369,000 as compared to $13,638,000 in 1997. In 1998 the Company recognized increased revenues from new private label and licensing agreements and the INVESTools newsletters. Dial up modem revenue declined $768,000 as the Company shifted its focus increasingly toward the Internet services.

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

Cost of services was higher by $1,297,000, or 15%, for the year ended December 31, 1998 resulting in a gross margin decrease of $1,736,000 or 28% from 1997. Data and royalty expenses were $1,284,000 higher in 1998 as compared to 1997 due to increased minimum payment requirements to data suppliers. The Company has agreed to higher minimum payment requirements and reduced variable costs with its data suppliers in contemplation of increased revenues. Software development amortization increased $437,000 in 1998. These increases were partially offset by communication costs, which were lower by $356,000 due to reduced minimum payment requirements from two providers and fewer online subscribers. The 48% decrease in cost of products is attributable to the 53% decrease in product sales.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash and cash equivalents of $12,625,000 representing an increase of $11,086,000 from the prior year. Net cash used in operating activities increased $351,000 over the prior year, reflecting strong revenue growth during the year offset by the $3,287,000 cash costs of the INVESTools acquisition and the $1,398,000 of securities received in lieu of cash for services rendered and license fees recognized.

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

                                                                                                           AMOUNT           % OF
                      COMPANY                                                     CLASSIFICATION          INVESTED         EQUITY
--------------------------------------------------------------------------      -------------------      ----------      ----------
TeamVest, Inc ............................................................       Notes Receivable        $    4,200             N/A
Individual Investor Group, Inc. ..........................................      Marketable Security           3,000            11.0%
FreeRealtime.com, Inc. ...................................................      Marketable Security           3,000             8.1%
Tachyon Systems, L.L.C. ..................................................          Investment                2,250            19.9%
Zisto.com, Inc. ..........................................................          Investment                  685            15.0%
                                                                                                         ----------

    TOTAL INVESTMENTS                                                                                    $   13,135
                                                                                                         ==========

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

CYBERACTION, LTD.

CyberAction, Ltd. ("CyberAction") and the Company entered into a Marketing, License and Revenue Sharing Agreement (the "Agreement") dated May 21, 1996, as amended, granting certain international marketing rights to CyberAction. The parties have disagreed about contractual provisions and obligations. Subsequent to filing the Company's Form 10-K and pursuant to the Company's globalization efforts, the Company has engaged in negotiations to terminate the Agreement and believes settlement will be reached during second quarter 2000 for which it has accrued $1.5 million at March 31, 2000 for costs associated with the settlement.

GLOBALNETFINANCIAL.COM

On March 31, 1999, the Company entered into an option agreement with GlobalNetFinancial.com ("GlobalNet") to purchase up to 19.9% of the outstanding equity of GlobalNet at an adjusted exercise price of $12.00 per share. On March 31, 2000, the Company sold 702,713 shares of its GlobalNet stock to third parties for approximately $20.0 million. The Company used these funds to exercise a portion of the GlobalNet option on March 31, 2000. In April, the Company sold an additional 50,000 shares of GlobalNet stock to third parties which proceeds were used in combination with a cashless exercise to exercise the remaining portion of the GlobalNet option. Currently the Company holds approximately 2.5 million shares of GlobalNet stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      (a)  Previous Independent Accountants

            (i) On April 10, 2000, Telescan, Inc. (the "Registrant") dismissed Hein + Associates LLP as the Registrant's independent accountant.

            (ii) Neither of the reports of Hein + Associates LLP on the financial statements for the past two years contained an adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty,audit scope or accounting principles.

            (iii) The dismissal of Hein + Associates LLP was recommended and approved by the Audit Committee of the Board of Directors of the Registrant.

            (iv) During the Registrant's two most recent fiscal years and through the period from December 31, 1999 to April 10, 2000, there have been no disagreements with Hein + Associates LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Hein + Associates LLP would have caused them to make reference thereto in their reports on the consolidated financial statements for such years.

            (v) During the Registrant's two most recent fiscal years and through the period from December 31, 1999 to April 10, 2000, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

            (vi) The Registrant has provided Hein + Associates LLP with a copy of the disclosure it is making in response to Item 304 (a) of Regulation S-K. The Registrant requested Hein + Associates LLP to furnish, and Hein + Associates LLP furnished to, the Registrant a letter addressed to the Commission stating that it agreed with the statements made by the Registrant.

      (b)   Newly Engaged Independent Accountants

            (i) On April 10, the Registrant engaged Arthur Andersen LLP as its new independent accountant. Through April 10, 2000, neither the Registrant nor anyone on its behalf consulted Arthur Andersen LLP regarding (i) the application of accounting principles to any transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered by Arthur Andersen LLP on the Company's financial statements. In addition, through April 10, 2000, neither the Registrant nor anyone on its behalf has consulted Arthur Andersen LLP regarding any matter that was the subject of a disagreement (as defined in Regulation S-K Item 304(a)(i)(iv)) or a reportable event (as defined in Regulation S-K Item 304(a)(1)(v)).

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 27, 2000, the Company's directors and executive officers are as follows:

             Name             Age                     Position
     ---------------------------------------------------------------------------
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

EDWARD C. OLIVER, Senior Vice President, Sales and Marketing, who joined the Company in June 1999, previously served as Strategic Business Manager for Altec Lansing Technologies, Inc. from 1997 to 1999. From 1989 to 1997, Mr. Oliver was employed by Compaq Computer Corporation, where he helped develop and found Compaq's Internet Solutions Division and was the Senior Manager for Relationship Sales and Marketing in Europe, the Middle East and Africa. From 1986 to 1989, Mr. Oliver was the Director of Electronics Engineering and Evening programs for the New London School of Business in New London, Connecticut. Mr. Oliver holds degrees from the University of New York and Southern Illinois University, and is a graduate of the Project Management Institute's training for Professional Project Managers (PMP).

JOSEPH F. FRANTZ II, Vice President of the Company since May 1995, was appointed to the additional position of Chief Information Officer in February 1999. Mr. Frantz previously held the positions of Computer Operations Manager, End-User Software Product Manager and Senior Programmer after joining the Company in 1987 as a Technical Support Representative. Mr. Frantz holds a B.S. in Applied Mathematics from the University of Houston and a M.S. in Management Computing and Systems from Houston Baptist University. Mr. Frantz is a co-inventor of the technology for which the Company was awarded two patents.

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

                           SUMMARY COMPENSATION TABLE

                                                                                                                      LONG-TERM
                                                                              ANNUAL COMPENSATION                   COMPENSATION
                                                                  --------------------------------------------       ----------
                                                                                                                     SECURITIES
                                                                                                                     UNDERLYING
NAME                                                                 YEAR            SALARY           BONUS            OPTIONS
----                                                              ----------       ----------       ----------       ----------
David L. Brown .................................................        1999       $  158,750             --              4,393
CHIEF EXECUTIVE OFFICER                                                 1998       $  140,000             --             28,800
                                                                        1997       $  138,425             --             31,443

Dr. Richard K. Carlin ..........................................        1999       $  116,925             --              3,195
CHIEF TECHNOLOGY OFFICER                                                1998       $  107,700             --             17,400
                                                                        1997       $  101,598       $    2,911           15,941

Ronald Warren ..................................................        1999       $  118,269             --             13,195
PRESIDENT                                                               1998       $  100,000             --             14,000
                                                                        1997       $   95,333             --              9,416

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                        NUMBER OF        PERCENT OF                                 POTENTIAL REALIZABLE VALUE AT
                                        SECURITIES      TOTAL OPTIONS                                  ASSUMED ANNUAL RATE OF
                                        UNDERLYING       GRANTED TO     EXERCISE                    STOCK PRICE APPRECIATION FOR
                                         OPTIONS        EMPLOYEES IN    PRICE PER    EXPIRATION               OPTION TERM
NAME                                     GRANTED         FISCAL YEAR     SHARE          DATE              5%               10%
----                                   ------------      ----------    ----------   ------------   ---------------   ---------------
David L. Brown .....................          4,393(2)          2.7%   $    14.13     10/21/2009   $        39,037   $        98,929

Dr. Richard K. Carlin ..............          3,195(2)          2.0%   $    14.13     10/21/2009   $        28,392   $        71,950

Ronald Warren ......................         10,000(1)          6.2%   $    18.00       2/1/2009   $       113,201   $       286,874
                                              3,195(2)          2.0%   $    14.13     10/21/2009   $        28,392   $        71,950

(1)   Options vest 25% annually beginning 12 months after the date of grant.
(2)   Options vest immediately upon grant.

--------------------------------------------------------------------------------

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                           FISCAL YEAR END OPTION VALUES

                                                                                                                       VALUE OF
                                                                                            NUMBER OF SECURITIES      UNEXERCISED
                                                                                           UNDERLYING UNEXERCISED     IN-THE-MONEY
                                                                                                 OPTIONS AT           OPTIONS AT
                                                                                               FISCAL YEAR END      FISCAL YEAR END
                                                                                              -----------------    -----------------
                                                   SHARES ACQUIRED ON         VALUE             EXERCISABLE/          EXERCISABLE/
NAME                                                    EXERCISE             REALIZED          UNEXERCISABLE         UNEXERCISABLE
----                                                -----------------    -----------------    -----------------    -----------------
David L. Brown .................................                 --                   --          77,266/31,100    $546,156/$357,527

Dr. Richard K. Carlin ..........................               20,000    $         374,765        45,388/18,988    $333,371/$218,875

Ronald Warren ..................................                 --                   --          22,111/26,500    $241,914/$192,830

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

OWNERS                                                                  NUMBER OF SHARES BENEFICIALLY OWNED           % OF CLASS
------                                                                  -----------------------------------           ----------
David L. Brown                                                                         835,776(1)                         5.0%
Dr. Richard K. Carlin                                                                   81,181(2)                          *
Ronald Warren                                                                           79,748(3)                          *
Roger C. Wadsworth                                                                     114,510(4)                          *
Paul A. Helbling                                                                         4,324(5)                          *
Edward C. Oliver                                                                         3,129(6)                          *
Joseph F. Frantz, II                                                                    10,206(7)                          *
Greg E. Gensemer                                                                         4,924(8)                          *
Danny E. Hoover                                                                         15,264(9)                          *
William T. Melton                                                                        8,003(10)                         *
Jerrold B. Smith                                                                        11,152(11)                         *
Alexander T. Wyche                                                                       2,550(12)                         *
Laird G. Foshay                                                                        431,249(13)                        2.6%
Christopher A. Glowacki                                                                  5,000(14)                         *
Dr. Ronald W. Hart                                                                      36,599(15)                         *
Burt H. Keenan                                                                          65,481(16)                         *
Roy T. Rimmer, Jr.                                                                      20,500(17)                         *
William D. Savoy                                                                        56,973(18)                         *
Stephen C. Wood                                                                         44,950(19)                         *
  National Broadcasting Company, Inc. and GE Capital Equity
      Investment, Inc.
      120 Long Ridge Road
      Stamford, Connecticut 06927                                                      2,331,348                           14.0%
  Lacy J. Harber
      LJH, Corp.
      377 Neva Lane
      Denison, Texas 75020                                                             1,495,000                            9.0%
  Paul G. Allen
      Vulcan Ventures Incorporated
      110 110th Avenue N.E., Suite 550
      Bellevue, Washington 98004-5840                                                  1,290,000(20)                        7.7%
  G. Robert Friedman
      Friedman & Associates
      Five Post Oak Park, Suite 1800
      Houston, Texas 77027                                                             1,053,919                            6.3%

  All directors and executive officers as a group (20 persons)                         1,831,519                           11.0%

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

TELEBUILD, L.C.

Friedman Interests, Inc., a company controlled by G. Robert Friedman, owns 45.42% of Telebuild, L.C. ("Telebuild"). The Company and the Brown Family Partnership own 15.834% and 25.44%, respectively, of Telebuild. The Brown Family Partnership is owned by David L. Brown, the Company's Chairman, and other members of the Brown family. The Company performs services under contract for Telebuild, which consists primarily of the development, maintenance and operation of the Telebuild database system and the provision of office space, equipment and furniture. The Company charges Telebuild for its personnel at a stipulated rate, which reflects the full absorption of overhead costs to the Company plus an appropriate profit margin determined by management and approved by the outside directors. Non-personnel expenditures under the agreement are billed at actual cost. For the year ended December 31, 1999, $1,369,000, or 5.2%, of the Company's total revenue was derived from services provided to Telebuild.

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

GRO CORPORATION

Mr. Greg E. Gensemer, an officer of Telescan, serves on the Board of Directors for GRO Corporation. The Company has entered into licensing and servicing agreements with this company. As of December 31, 1999, GRO Corporation owed the Company $64,000 in accrued interest on two notes that were converted to stock during 1999. This accrued interest was also converted to stock in the first quarter of 2000. The Company owned 550 shares of GRO Corporation representing an ownership interest of 4.8% at December 31, 1999. After the first quarter conversion, the Company's holdings increased to 603 shares.

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES ON FORM 10-K

The following documents are filed as part of this Form 10-K:

                                                                                                                            PAGE
                                                                                                                            ----
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

 3.   EXHIBITS

      Exhibit No.

      3.1**    Restated Certificate of Incorporation of Registrant.
               (Incorporated by reference to the Company's Form S-1 dated
               September 14, 1993 (Registration No. 33-52182)).
      3.2**    Certificate of Amendment of Restated Certificate of Incorporation
               of the Registrant. (Incorporated by reference to the Company's
               Form S-1 dated September 14, 1993 (Registration No. 33-52182)).
      3.3***   Certificate of Amendment of Restated Certificate of Incorporation
               of the Registrant. Filed with the Delaware Secretary of State on
               May 31, 1999.
      3.4**    By-laws of the Registrant. (Incorporated by reference to the
               Company's Form S-1 dated September 14, 1993 (Registration No.
               33-52182)).
      4.1**    See Exhibits 3.1 through 3.3 for provisions of the Certificate of
               Incorporation and By-laws of the Registrant defining rights of holders of common stock of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993
               (Registration No. 33-52182)).
      4.2**    Asset Purchase Agreement dated June 30, 1990, between TIC
               Software, Inc. and the Registrant which sets forth certain registration rights of TIC Software, Inc. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993
               (Registration No. 33-52182)).
      4.3**    Exhibits to Asset Purchase Agreement dated June 30, 1990, between
               TIC Software, Inc. and the Registrant which set forth certain registration rights of TIC Software, Inc. (Incorporated by reference of the Company's Form S-1 dated September 14, 1993
               (Registration No. 33-52182)).
      4.4**    Assignment of Agreement between Jacob Sobotka, Marvin Deuell,
               Raymond C. Wicker and the Registrant which sets forth certain registration rights of those parties, effective as of January 1,
               1992. (Incorporated by reference to the Company's Form S-1 dated
               September 14, 1993 (Registration No. 33-52182)).
      4.5**    Assignment of General Partnership interest between New World
               Technologies, a Texas general partnership, and the Registrant which sets forth certain registration rights effective as of
               January 1, 1992. (Incorporated by reference to the Company's Form
               S-1 dated September 14, 1993 (Registration No. 33-52182)).
      4.6**    Certificate of Designation of Preferred Stock (Incorporated by
               reference to the Company's Form S-1 dated June 15, 1998).
      10.1**   Amended Stock Option Plan. (Incorporated by reference to Exhibit
               4.1 to the Company's Post-Effective Amendment No. 1 to Form S-8
               (File No. 33-63172) as filed with the Commission on February 2,
               1994). (1)
      10.2**   1995 Stock Option Plan. (Incorporated by reference to Exhibit
               99.1 to the Company's Registration Statement on Form S-8 (File
               No. 33-94514)). (1)
      10.3**   Regulations of Telescan (TRC), L.C. effective January 1, 1992 by and between the Registrant and The Radnor-Houston Joint Venture.
               (Incorporated by reference to the Company's Form S-1 dated
               September 14, 1993 (Registration No. 33-52182)).
      10.4**   First Amendment to Regulations of Knowledge Express, L.C.
               (formerly known as Telescan (TRC), L.C.) entered into effective
               July 23, 1992, by and between the Registrant and The
               Radnor-Houston Joint Venture. (Incorporated by reference to
               Amendment No. 1 to the Company's Form S-1 dated January 8, 1993.)
      10.5**   Regulations of Telebuild, L.C. entered into effective July 31,
               1992, by and among the Registrant, JST Technology Center, Inc.
               and Friedman Interests, Inc. (Incorporated by reference to
               Amendment No. 2 to the Company's Form S-1 dated February 1,
               1993).
      10.6**   Employment Agreement by and between the Company and David L.
               Brown dated March 10, 1994. (Incorporated by reference to
               Post-Effective Amendment No. 1 to the Company's Form S-1 dated
               August 11, 1994). (1)
      10.7**   Office Lease Agreement between the Registrant and Chevron U.S.A.,
               Inc. dated November 8, 1995. (Incorporated by reference to the
               Company's Form 10-K for the annual period ended December 31,
               1995).
      10.8**   Stock Purchase Agreement by and between the Company and GE
               Capital Equity Investment Inc. (Incorporated by reference to the
               Company's Form 8-K dated January 14, 1999).
      10.9**   Stock Purchase Agreement by and between the Company and GE
               Capital Equity Investment Inc. (Incorporated by reference to the
               Company's Form 8-K dated July 30, 1999).
      10.10*** Employment Agreement by and between the Company and Lee K. Barba dated February 28, 2000.
      21***    Subsidiaries of the Registrant.
      23*      Consent of independent auditors.
      27.1*    Amended Financial Data Schedule for the year ended December 31,
               1999.
      27.2*    Amended Financial Data Schedule for nine months ended September
               30, 1999
      27.3*    Amended Financial Data Schedule for six months ended June 30,
               1999
      27.4*    Amended Financial Data Schedule for three months ended March 31,
               1999
      27.5*    Amended Financial Data Schedule for the year ended December 31,
               1998
      27.6*    Amended Financial Data Schedule for nine months ended September
               30, 1998
      27.7*    Amended Financial Data Schedule for six months ended June 30,
               1998
      27.8*    Amended Financial Data Schedule for three months ended March 31,
               1998

      --------------------------------------------------------------------------
      *        Indicates documents filed herewith.
      **       Indicates documents incorporated by reference from the prior filing indicated.
      ***      Indicates documents previously filed.

      (1)      Management contracts or compensation plans or arrangements.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on May 17, 2000.

                      Telescan, Inc.

                      By:            /s/ LEE K. BARBA
                                     ------------------------------------------
                                     Lee. K. Barba, Chief Executive Officer and
                                     Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

              SIGNATURE                                     TITLE                                       DATE
              ---------                                     -----                                       ----
PRINCIPAL EXECUTIVE OFFICER

/s/ LEE K. BARBA                             Chief Executive Officer and Director                   May 17, 2000
-----------------------------------------
Lee K. Barba

PRINCIPAL FINANCIAL/ ACCOUNTING OFFICER:

/s/ PAUL A. HELBLING                               Chief Financial Officer                          May 17, 2000
-----------------------------------------
Paul A. Helbling

DIRECTORS:

/s/ DAVID L. BROWN                                  Chairman of the Board                           May 17, 2000
-----------------------------------------
David L. Brown

/s/ DR. RICHARD K. CARLIN                         Vice Chairman of the Board                        May 17, 2000
-----------------------------------------
Dr. Richard K. Carlin

/s/ RONALD WARREN                                   President and Director                          May 17, 2000
-----------------------------------------
Ronald Warren

/s/ ROGER C. WADSWORTH                        Senior Vice President and Director                    May 17, 2000
-----------------------------------------
Roger C. Wadsworth

/s/ LAIRD G. FOSHAY                                        Director                                 May 17, 2000
-----------------------------------------
Laird S. Foshay

/s/ CHRISTOPHER A. GLOWACKI                                Director                                 May 17, 2000
-----------------------------------------
Christopher A. Glowacki

/s/ DR. RONALD W. HART                                     Director                                 May 17, 2000
-----------------------------------------
Dr. Ronald W. Hart

/s/ BURT H. KEENAN                                         Director                                 May 17, 2000
-----------------------------------------
Burt H. Keenan

/s/ ROY T. RIMMER JR.                                      Director                                 May 17, 2000
-----------------------------------------
Roy T. Rimmer Jr.

/s/ WILLIAM D. SAVOY                                       Director                                 May 17, 2000
-----------------------------------------
William D. Savoy

/s/ STEPHEN C. WOOD                                        Director                                 May 17, 2000
-----------------------------------------
Stephen C. Wood

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

HEIN + ASSOCIATES LLP
Houston, Texas
February 25, 2000, except as to the third and fourth paragraphs of Note 1 which are dated
March 17, 2000

                         TELESCAN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                             DECEMBER 31,
                                                                                                     ----------------------------
                                                                                                         1999            1998
                                                                                                     ------------    ------------
ASSETS                                                                                                (restated)      (restated)
CURRENT ASSETS:
Cash, cash equivalents and restricted cash ($25; $25) ............................................   $     12,625    $      1,539
Accounts receivable (allowance: $299; $374) ......................................................          5,033           2,004
Notes receivable .................................................................................          5,468             793
Receivables from affiliates ......................................................................           --               623
Other current assets .............................................................................            552             664
                                                                                                     ------------    ------------
            TOTAL CURRENT ASSETS .................................................................         23,678           5,623

Marketable securities ............................................................................         46,761            --
Software development costs, net ..................................................................          4,506           5,331
Property and equipment, net ......................................................................          3,644           1,962
Investments ......................................................................................          3,919              20
Other assets .....................................................................................            391             465
                                                                                                     ------------    ------------
            TOTAL ASSETS .........................................................................   $     82,899    $     13,401
                                                                                                     ============    ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .................................................................................   $      3,550    $      2,376
Deferred revenue .................................................................................          8,817           2,365
Other current liabilities ........................................................................          1,262           1,523
                                                                                                     ------------    ------------
            TOTAL CURRENT LIABILITIES ............................................................         13,629           6,264

Long term debt ...................................................................................           --             2,039
Capital lease obligations ........................................................................            271             327
Deferred taxes ...................................................................................         11,229            --

STOCKHOLDERS' EQUITY:

Convertible preferred stock (liquidation preference $25 per share)
  (shares issued and outstanding at December 31, 1999 and 1998, respectively: 120,000; 120,000)...              1               1
Common stock,
  (shares issued and outstanding at December 31, 1999 and 1998, respectively: 16,548,859;
  16,845,940).....................................................................................            165             129
Additional paid-in capital .......................................................................         66,875          24,915
Accumulated comprehensive income .................................................................         18,321            --
Accumulated deficit ..............................................................................        (27,592)        (20,274)
                                                                                                     ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY ...........................................................         57,770           4,771
                                                                                                     ------------    ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................   $     82,899    $     13,401
                                                                                                     ============    ============

                          The accompanying notes are an
           integral part of these consolidated financial statements.

                         TELESCAN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                         ------------------------------------------
                                                                                            1999            1998            1997
                                                                                         ----------      ----------      ----------
 REVENUE:                                                                                (restated)      (restated)
  Online service and license fees ..................................................     $   24,606      $   13,369      $   13,638
  Products .........................................................................            463             713           1,507
  Contract revenue earned from affiliates ..........................................          1,369           1,152           1,322
                                                                                         ----------      ----------      ----------
       TOTAL REVENUE ...............................................................         26,438          15,234          16,467

COSTS AND EXPENSES FROM OPERATIONS:
  Cost of online service ...........................................................         14,707          10,083           8,786
  Cost of products .................................................................            365             353             685
  Marketing expenses ...............................................................          4,703           4,082           3,044
  General and administrative expenses ..............................................          9,661           6,993           5,448
  Acquisition costs ................................................................          3,287            --              --
  Loss on writedown of impaired assets .............................................           --             1,530            --
                                                                                         ----------      ----------      ----------
       TOTAL COSTS AND EXPENSES FROM OPERATIONS ....................................         32,723          23,041          17,963

                                                                                         ----------      ----------      ----------
Loss from operations ...............................................................         (6,285)         (7,807)         (1,496)
 Interest (income) expense, net ....................................................           (455)            597              97
 Other (income) expense, net .......................................................             76             (42)            (29)
                                                                                         ----------      ----------      ----------

 Loss before minority interest in loss of subsidiary ...............................         (5,906)         (8,362)         (1,564)
 Minority interest loss ............................................................            (56)           (142)           (409)
                                                                                         ----------      ----------      ----------
 Loss from continuing operations ...................................................         (5,850)         (8,220)         (1,155)
 Income (loss) from discontinued operations ........................................           --                19             (19)
                                                                                         ----------      ----------      ----------


 Net loss ..........................................................................         (5,850)         (8,201)         (1,174)

 Preferred stock dividend ..........................................................           (150)            (94)           --
 Incremental yield dividend ........................................................           --               (44)           --
                                                                                         ----------      ----------      ----------

     Loss attributable to common stockholders ......................................     $   (6,000)     $   (8,339)     $   (1,174)
                                                                                         ==========      ==========      ==========

 EARNINGS PER COMMON SHARE - BASIC AND DILUTED
  Loss from continuing operations ..................................................     $    (0.39)     $    (0.66)     $    (0.10)
  Loss from discontinued operations ................................................           --              --              --
                                                                                         ----------      ----------      ----------
  Net loss .........................................................................     $    (0.39)     $    (0.66)     $    (0.10)
                                                                                         ==========      ==========      ==========

  Basic and diluted weighted average shares outstanding ............................         15,486          12,654          12,203

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                                            1999            1998            1997
                                                                                         ----------      ----------      ----------
Net loss ...........................................................................     $   (5,850)     $   (8,201)     $   (1,174)
Net unrealized gains (loss) on marketable securities ...............................         29,550            --              --
Deferred taxes .....................................................................        (11,229)           --              --
                                                                                         ----------      ----------      ----------
     Comprehensive income (loss) ...................................................     $   12,471      $   (8,201)     $   (1,174)
                                                                                         ==========      ==========      ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                         TELESCAN INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                                                                                                         ADDITIONAL
                                                                  PREFERRED STOCK                COMMON STOCK             PAID-IN
                                                            ---------------------------   ---------------------------   ------------
                                                               SHARES         AMOUNT         SHARES         AMOUNT        CAPITAL
                                                            ------------   ------------   ------------   ------------   ------------
  BALANCE JANUARY 1, 1997 ...............................           --     $       --           11,774   $        117   $     18,394
Net loss ................................................           --             --             --             --             --
    Issuance of stock under stock option plan ...........           --             --              166              2            478
    Other issuances .....................................           --             --               25           --              100
    Equity transactions of pooled company ...............           --             --              528              6          1,989
    Other ...............................................           --             --             --             --                9
                                                            ------------   ------------   ------------   ------------   ------------
  BALANCE DECEMBER 31, 1997 .............................           --             --           12,493            125         20,970
Net loss (restated) .....................................           --             --             --             --             --
    Issuance of stock under stock option plan ...........           --             --              166              2            458
    Issuance of convertible preferred stock .............            120              1           --             --            3,000
    Incremental yield on preferred stock ................           --             --             --             --               44
    5% convertible preferred stock dividends ............           --             --             --             --             --
    Equity transactions of pooled company ...............           --             --              187              2            424
    Other ...............................................           --             --             --             --               19
                                                            ------------   ------------   ------------   ------------   ------------
  BALANCE DECEMBER 31, 1998 .............................            120              1         12,846            129         24,915
Net loss (restated) .....................................           --             --             --             --             --
Change in net unrealized gains (losses) .................           --             --             --             --             --
Deferred taxes ..........................................           --             --             --             --             --
    Issuance of stock under stock option plan ...........           --             --              458              5          1,731
    Issuance of common stock ............................           --             --            2,876             27         39,103
    5% convertible preferred stock dividends ............           --             --             --             --             --
    Equity transactions of pooled company ...............           --             --              252              3            530
    Change in fiscal year of pooled company .............           --             --              117              1            596
                                                            ------------   ------------   ------------   ------------   ------------
  BALANCE DECEMBER 31, 1999 .............................            120   $          1         16,549   $        165   $     66,875
                                                            ============   ============   ============   ============   ============

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

                                                                                                      ACCUMULATED
                                                                                   ACCUMULATED       COMPREHENSIVE
                                                                                     DEFICIT            INCOME            TOTAL
                                                                                   ------------      ------------      ------------
  BALANCE JANUARY 1, 1997 ....................................................     $    (10,761)     $       --        $      7,750
Net loss .....................................................................           (1,174)             --              (1,174)
    Issuance of stock under stock option plan ................................             --                --                 480
    Other issuances ..........................................................             --                --                 100
    Equity transactions of pooled company ....................................             --                --               1,995
    Other ....................................................................             --                --                   9
                                                                                   ------------      ------------      ------------
  BALANCE DECEMBER 31, 1997 ..................................................          (11,935)             --               9,160
Net loss  (restated) .........................................................           (8,201)             --              (8,201)
    Issuance of stock under stock option plan ................................             --                --                 460
    Issuance of convertible preferred stock ..................................             --                --               3,001
    Incremental yield on preferred stock .....................................              (44)             --                --
    5% convertible preferred stock dividends .................................              (94)             --                 (94)
    Equity transactions of pooled company ....................................             --                --                 426
    Other ....................................................................             --                --                  19
                                                                                   ------------      ------------      ------------
  BALANCE DECEMBER 31, 1998 ..................................................          (20,274)             --               4,771
Net loss (restated) ..........................................................           (5,850)             --              (5,850)
Change in net unrealized gains (losses) ......................................             --              29,550            29,550
Deferred taxes ...............................................................             --             (11,229)          (11,229)
    Issuance of stock under stock option plan ................................             --                --               1,736
    Issuance of common stock .................................................             --                --              39,130
    5% convertible preferred stock dividends .................................             (150)             --                (150)
    Equity transactions of pooled company ....................................             --                --                 533
    Change in fiscal year of pooled company ..................................           (1,318)             --                (721)
                                                                                   ------------      ------------      ------------
  BALANCE DECEMBER 31, 1999 ..................................................     $    (27,592)     $     18,321      $     57,770
                                                                                   ============      ============      ============

   The accompanying notes are an integral part of these consolidated financial statements.

                         TELESCAN, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------------
                                                                                      1999            1998           1997
                                                                                  ------------    ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES: ........................................    (restated)      (restated)
 Net loss .....................................................................   $     (5,850)   $     (8,201)   $     (1,174)
  Reconciling adjustments:
       Stock received for services and licenses recognized as revenue .........         (1,398)           --              --
       Minority interest in loss of subsidiary ................................            (56)           (142)           (409)
       Depreciation and amortization ..........................................          3,563           3,031           2,550
       Loss on write down of impaired assets ..................................           --             1,530            --
    Change in current assets and liabilities:
       Increase in receivables ................................................         (3,713)         (1,613)           (328)
       Increase in accounts payable ...........................................          1,408             186             179
       Increase in deferred revenue ...........................................          2,974           2,365            --
       Other ..................................................................            606             729              36
                                                                                  ------------    ------------    ------------
 Net cash provided by (used in) operating activities ..........................         (2,466)         (2,115)            854

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment .........................................         (3,002)           (249)           (493)
  Additions to software development costs .....................................         (1,273)         (2,519)         (2,505)
  Additions to investments ....................................................         (8,935)           --              --
  Additions to notes receivable ...............................................         (5,643)           --              --
  Other .......................................................................            433            --               173
                                                                                  ------------    ------------    ------------
 Net cash used in investing activities ........................................        (18,420)         (2,768)         (2,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ......................................         32,625            --              --
  Proceeds from issuance of convertible preferred stock .......................           --             3,000            --
  Proceeds from exercise of stock options .....................................          1,736             460             480
  Preferred dividends paid ....................................................           (150)            (94)           --
  Proceeds from notes payable .................................................           --             2,000             210
  Increase in capital lease obligations .......................................            488             105             282
  Payments on notes payable and capital lease obligations .....................         (2,890)           (568)           (585)
  Equity transactions of pooled company, net of cash ..........................            194               1           1,743
  Other .......................................................................            (31)             (9)            461
                                                                                  ------------    ------------    ------------
 Net cash provided by financing activities ....................................         31,972           4,895           2,591

 INCREASE  IN CASH AND CASH EQUIVALENTS .......................................         11,086              12             620

CASH AND CASH EQUIVALENTS:
 Beginning of year ............................................................          1,539           1,527             907
                                                                                  ------------    ------------    ------------
 End of year ..................................................................   $     12,625    $      1,539    $      1,527
                                                                                  ============    ============    ============
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS (IN
THOUSANDS):
Net unrealized gain (loss) ....................................................   $     18,321    $       --      $       --
Conversion of note receivable into equity investment ..........................            664            --              --
Company common stock in exchange for investment in GlobalNetFinancial.com .....          6,335            --              --
Stock received for services and licenses ......................................          3,298            --              --

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

RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

On March 16, 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-3 that addresses accounting for hosting arrangements. The EITF consensus indicated that for those arrangements in which hosting by the vendor is essential to the functionality of the software, the revenue should be recognized over the term of the hosting arrangement.

During 1999 and 1998, the Company recognized revenues from license fees related to certain hosting arrangements upon execution of the license agreement, as opposed to recognizing the non-refundable fees ratably over the term of the hosting arrangement. As a result, the timing of reporting revenue from license fees related to these types of hosting arrangements requires revision to comply with EITF Issue No. 00-3. The effect of these revisions is to defer the time in which revenue is recognized. These revisions also resulted in an increase in deferred revenue reflected on the Company's balance sheet at December 31, 1999 and 1998. The total effect of these revisions was to reduce revenues by $4,214,000 and $1,722,000 for the years ended December 31, 1999 and 1998. These revenues, which have been deferred, will be recognized ratably over two to five years, based on the term of the related hosting agreement.

                                                                          1999                                  1998
                                                           ----------------------------------    ----------------------------------
(in thousands, except per share amounts)                     AS REPORTED        AS RESTATED        AS REPORTED        AS RESTATED
                                                           ---------------    ---------------    ---------------    ---------------
STATEMENTS OF OPERATIONS DATA:
Revenues ...............................................   $        30,652    $        26,438    $        16,956    $        15,234
Net loss ...............................................            (1,636)            (5,850)            (6,479)            (8,201)
Net loss per share:
      Basic ............................................   $         (0.12)   $         (0.39)   $         (0.52)   $         (0.66)
      Diluted ..........................................   $         (0.12)   $         (0.39)   $         (0.52)   $         (0.66)

BALANCE SHEET DATA:

Total assets ...........................................   $        82,899    $        82,899    $        13,401    $        13,401
Deferred revenue .......................................             2,881              8,817                643              2,365
Current liabilities ....................................             7,693             13,629              4,542              6,264
Accumulated deficit ....................................   $       (21,656)   $       (27,592)   $       (18,552)   $       (20,274)

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

At December 31, 1998 and 1997, no one customer accounted for 10% or more of revenues for the years then ended. During 1999, there was one customer, National Broadcasting Company ("NBC"), which accounted for 13% of total revenue and 21% of the total accounts receivable balance at December 31, 1999. On February 22, 1999, the Company entered into an agreement with NBC, whereby NBC licensed Telescan's proprietary Internet and online financial services technology for CNBC.com, a comprehensive website for personal finance. Under the agreement, Telescan is responsible for developing customized investment analytics, providing financial data, hosting services, and data retrieval. Telescan's revenue comes from cost reimbursement, fixed monthly license fees, and a percentage of revenue from the site.

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

SOFTWARE DEVELOPMENT COSTS

Costs for the development of software, including the costs of coding, software configuration, upgrades and enhancements are capitalized and amortized over the expected useful life, generally three to five years. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. The accumulated amortization and related software development costs are removed from the respective accounts effective in the year following full amortization.

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

REVENUE RECOGNITION

Online service revenue and contract revenue earned from affiliates is recognized as services are completed. License fees are recognized ratably over the term of the hosting arrangements which range from two to five years. Product revenue is recognized as the products are delivered.

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

2.    BALANCE SHEET COMPONENTS (IN THOUSANDS):

PROPERTY AND EQUIPMENT:                                                                             1999                  1998
-----------------------                                                                        ---------------      ---------------
Property, computer and other equipment ...................................................     $         5,487      $         5,345

Furniture and fixtures ...................................................................                 655                  583

Software .................................................................................                 504                  446
                                                                                               ---------------      ---------------

    Total property and equipment .........................................................               6,646                6,374

Less: accumulated depreciation and amortization ..........................................              (3,002)              (4,412)
                                                                                               ---------------      ---------------

       PROPERTY AND EQUIPMENT, NET .......................................................     $         3,644      $         1,962
                                                                                               ===============      ===============


SOFTWARE DEVELOPMENT COSTS:                                                                          1999                 1998
---------------------------                                                                    ---------------      ---------------
      Costs capitalized:
         Balance at January 1 ............................................................     $         8,249      $         5,730
         Additions .......................................................................               1,273                2,519
                                                                                               ---------------      ---------------
            Balance at December 31 .......................................................               9,522                8,249
                                                                                               ---------------      ---------------
      Accumulated amortization:
         Balance at January 1 ............................................................               2,918                  291
         Additions .......................................................................               2,098                2,627
                                                                                               ---------------      ---------------
            Balance at December 31 .......................................................               5,016                2,918
                                                                                               ---------------      ---------------
      SOFTWARE DEVELOPMENT COSTS, NET ....................................................     $         4,506      $         5,331
                                                                                               ===============      ===============



OTHER CURRENT ASSETS:                                                                               1999                  1998
---------------------                                                                          ---------------      ---------------

Prepaid expenses .........................................................................     $           427      $           376

Inventory ................................................................................                  27                   53

Other ....................................................................................                  98                  235
                                                                                               ---------------      ---------------

    OTHER CURRENT ASSETS .................................................................     $           552      $           664
                                                                                               ===============      ===============

OTHER ASSETS:                                           1999         1998
-------------                                        ---------     ---------

Software technology rights, net ................     $     274     $     196

Capitalized data costs, net ....................            24           150

Goodwill, net ..................................            21            34

Patents and trademarks, net ....................            15            26

Deferred tax asset .............................            57          --

Notes receivable, non-current ..................          --              59
                                                     ---------     ---------
    OTHER ASSETS ...............................     $     391     $     465
                                                     =========     =========



OTHER CURRENT LIABILITIES                               1999          1998
-------------------------                            ---------     ---------

Accrued liabilities ............................     $     821     $     813

Current portion of long term obligations .......           425           364

Other ..........................................            16           346
                                                     ---------     ---------
    OTHER CURRENT LIABILITIES ..................     $   1,262     $   1,523
                                                     =========     =========
3.    ACQUISITIONS

INVESTOOLS

On May 28, 1999, the Company completed the acquisition of INVESTools, Inc., a privately held company. INVESTools operates an investment advice website (http://www.investools.com), featuring continually updated portfolio advice from recognized money managers, as well as online investment advisory newsletters. Under the terms of the agreement, which was accounted for as a pooling-of-interests, Telescan issued 2,124,976 shares of common stock in exchange for all of INVESTools' outstanding shares and assumed 220,955 options to purchase Telescan common stock. All outstanding INVESTools, Inc. preferred stock and warrants were converted to common stock immediately prior to the acquisition. During 1999, the Company recorded a one-time charge of $3.3 million for acquisition-related costs. These costs consisted of investment banking fees, legal and accounting fees, and certain other expenses directly related to the acquisition.

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

                          Revenue             $ 1,058
                          Expenses              2,376
                                              -------
                             Net loss         $(1,318)
                                              =======

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

                                                       1998            1997
                                                   ------------    ------------
REVENUE:

        Telescan, Inc. (restated) ..............   $     13,778    $     16,105
        INVESTools .............................          1,456             362
                                                   ------------    ------------
        Revenue as reported ....................   $     15,234    $     16,467
                                                   ============    ============

NET INCOME (LOSS):

        Telescan, Inc. (restated) ..............   $     (6,038)   $        196
        INVESTools .............................         (2,163)         (1,370)
                                                   ------------    ------------
        Net loss, as reported ..................   $     (8,201)   $     (1,174)
                                                   ============    ============

4.    NOTES RECEIVABLE

In November 1999, the Company entered into a loan agreement with TeamVest to loan $4,200,000 for one year at a rate of LIBOR + 2%, payable at maturity. The note is secured by guarantees from certain key principals of TeamVest. The note can be prepaid at any time without a penalty. The note may be converted into equity interests in TeamVest, subject to certain conditions in the agreement. In addition, the agreement contained a warrant permitting the Company to purchase additional equity interests in TeamVest at such time that the loan is converted into an equity interest if certain conditions are met. The Company received $900,000 during 1999 from transactions with TeamVest and has recognized $25,000 into revenue in 1999.

5.    MARKETABLE SECURITIES

At December 31, 1999, the Company had the following marketable securities (in thousands):

                                                                                                                       ESTIMATED
                                                                                     GROSS             GROSS              FAIR
                                                                                   UNREALIZED        UNREALIZED          MARKET
                                                                   COST              GAINS             LOSSES             VALUE
                                                              ---------------   ---------------   ---------------    ---------------
GlobalNetFinancial.com - stock ............................   $         9,786   $         5,873   $          --      $        15,659
GlobalNetFinancial.com - option ...........................               291            25,423              --               25,714
Individual Investor - stock ...............................             4,134              --              (1,423)             2,711
FreeRealTime - stock ......................................             3,000              --                (323)             2,677
                                                              ---------------   ---------------   ---------------    ---------------
Total .....................................................   $        17,211   $        31,296   $        (1,746)   $        46,761
                                                              ===============   ===============   ===============    ===============


All marketable securities are common shares which are unregistered. No marketable securities were sold during 1999.

The Company recognized revenues of $1.5 million during 1999 from transactions with these companies. No revenues were derived from these companies in 1998 and 1997.

6.    INVESTMENTS

Periodically, the Company will make strategic investments in other companies which have technologies that are compatible with or enhance the Company's technology or content. During the fourth quarter of 1999, the Company invested $2,250,000 in Tachyon Systems, L.L.C., a developer of technologies that capture, clean, and analyze real time market data for traders and investors. The Company also holds investments in Zisto.com, Inc., GRO Corporation and Telebuild of $685,000, $664,000 and $320,000, respectively. The Company recognized revenues of $1.6 million, $1.2 million and $1.3 million in 1999, 1998 and 1997, respectively, from transactions with these companies.

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

CAPITAL LEASES

Future minimum lease payments under capital leases at December 31, 1999 together with the present value of the minimum lease payments, are as follows (in thousands):

             YEARS ENDING DECEMBER 31,
      -----------------------------------------
                  1999                                            $   447
                  2000                                                227
                  2001                                                 49
                                                                  -------
      Total minimum lease payments                                    723
      Amount representing interest                                    (27)
                                                                  -------
          Present value of minimum lease payments                     696
      Current portion of capital lease obligations                   (425)
                                                                  -------
          Long-term capital lease obligation                      $   271
                                                                  =======

Interest rates on capital leases range from .99% to 14%.

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

OPERATING LEASES

The Company has commitments to lease office space and equipment under non-cancelable operating leases. Rent expense under operating leases totaled $1,293,000, $1,120,000 and $1,165,000 for the years ended December 31, 1999,
1998 and 1997, respectively. Future minimum payments under non-cancelable leases are as follows (in thousands):

                      YEARS ENDING DECEMBER 31,
                  ----------------------------------
                                2000                $    1,514
                                2001*                      876
                                2002                     1,461
                                2003                     1,470
                                2004                     1,479
                             Thereafter                  2,398
                                                    ----------
                                                    $    9,198
                                                    ==========

       *In 2001, the Company does not pay rent for the first six months of the year.

INTEREST PAID

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

Deferred tax assets and liabilities consisted of the following at December 31, 1999 and 1998:

                                                            1999         1998
                                                          --------     --------
Deferred tax assets:
    Acquisition costs capitalized for tax purposes ...    $  1,217     $   --
    Deferred revenue .................................       2,196          637
    Net operating loss carryforwards .................       5,155        7,548
                                                          --------     --------
                Total deferred tax asset .............       8,568        8,185

    Less: Valuation allowance ........................      (7,148)      (6,370)
                                                          --------     --------
Deferred tax asset, net ..............................       1,420        1,815
Deferred tax liability:
    Accumulated depreciation .........................      (1,420)      (1,815)
    Net unrealized gains (losses) on securities ......      11,229         --
                                                          --------     --------
Deferred tax liability, net ..........................    $ 11,229     $   --
                                                          ========     ========

The valuation allowance decreased during 1999 by approximately $781,000.

The following is a reconciliation of expected to actual income tax expense based upon the statutory rates:

                                                     Years Ended December 31,
                                                  -----------------------------
                                                    1999      1998       1997
                                                  -------    -------    -------
Federal income tax benefit at statutory rates .   $(2,040)   $(2,788)   $  (400)

Acquisition costs capitalized for tax purposes      1,217       --         --

Other, net ....................................        45       (295)       109

Change in valuation allowance .................       778      3,083        291
                                                  -------    -------    -------

Actual provision ..............................   $  --      $  --      $  --
                                                  =======    =======    =======

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

Closing price at May 15, 1998                          7 3/8
Fixed discount from market                                 5%
                                                     -------
                                                     $  0.37

Shares issued                                        120,000
                                                     -------
Incremental yield                                    $44,400
                                                     =======

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

Stock option activity is as follows:
                                                                  WEIGHTED
                                                TOTAL SHARES      AVERAGE
                                                UNDER OPTION   EXERCISE PRICE
                                                ------------   --------------
BALANCE - JANUARY 1, 1997 ...................        853,207   $         4.30
Granted .....................................        261,949             4.13
Canceled ....................................        (73,841)            6.82
Exercised ...................................       (168,972)            2.89
                                                ------------   --------------
BALANCE - DECEMBER 31, 1997 .................        872,343             4.31
Granted .....................................        447,140             6.45
Canceled ....................................        (47,931)            2.19
Exercised ...................................       (169,254)            2.69
                                                ------------   --------------
BALANCE - DECEMBER 31, 1998 .................      1,102,298             5.52
Pooling Adjustment ..........................         (9,177)            0.81
Granted .....................................        310,810            12.23
Canceled ....................................        (75,901)            5.28
Exercised ...................................       (516,700)            4.14
                                                ------------   --------------
BALANCE - DECEMBER 31, 1999 .................        811,330   $         9.05
                                                ============   ==============

Information about options outstanding at December 31, 1999 is as follows:

                                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                         ---------------------------------------------------   ---------------------------------
                                                          WEIGHTED AVERAGE                                          WEIGHTED
                                             NUMBER      REMAINING YEARS OF  WEIGHTED AVERAGE      NUMBER            AVERAGE
 RANGE OF EXERCISE PRICES                  OUTSTANDING    CONTRACTUAL LIFE   EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
 ------------------------                ---------------   ---------------   ---------------   ---------------   ---------------
       $0.00 - $4.99 .................           236,999                 5   $          2.76           190,159   $          2.27
        5.00 - 9.99 ..................           406,956                 6              7.80           155,457              7.71
       10.00 - 14.99 .................            46,367                10             13.50            34,867             13.31
       15.00 - 19.99 .................            44,800                 9             17.80               --                --
       20.00 - 24.99 .................            62,208                 9             22.00               --                --
       25.00 - 30.00 .................            14,000                10             25.55             5,000             25.00
                                         ---------------   ---------------   ---------------   ---------------   ---------------
                      TOTAL ..........           811,330                 7   $          9.05           385,483   $          5.75
                                         ===============   ===============   ===============   ===============   ===============

NON-QUALIFIED OPTIONS

As of December 31, 1999, the Company has issued 110,000 non-qualified options to outside vendors and directors as payment for services provided in 1996, 1997, and 1998. Activity for the year ended December 31, 1999 is as follows:

                                 TOTAL SHARES UNDER       WEIGHTED AVERAGE
                                       OPTION              EXERCISE PRICE
                                --------------------    --------------------
BALANCE JANUARY 1, 1997 .....                  5,000    $               8.37
       Granted ..............                 55,000                    4.98
                                --------------------    --------------------
BALANCE DECEMBER 31, 1997 ...                 60,000                    5.26
       Granted ..............                 50,000                    6.75
                                --------------------    --------------------
BALANCE DECEMBER 31, 1998 ...                110,000                    5.94
       Exercised ............                (60,000)                   6.72
       Canceled .............                (37,500)                   5.00
                                --------------------    --------------------
BALANCE DECEMBER 31, 1999 ...                 12,500    $               5.00
                                ====================    ====================

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

PRO FORMA DISCLOSURES

Under an alternative accounting method (SFAS 123), compensation expense arising from stock options would be measured at the estimated fair value of the options at the date of grant and recognized over the options' vesting period. Had compensation expense been determined using this method, net income and net income per share would have been as follows (in thousands except per share amounts):

                                                      1999             1998
                                                  ------------     ------------
Net loss (restated)
   As reported ...............................    $     (5,850)    $     (8,201)
   Pro forma .................................          (6,974)          (9,100)
Net loss per common share
   As reported (restated) ....................    $      (0.39)    $      (0.66)
   Pro forma .................................           (0.46)           (0.73)

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

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments is as follows (in thousands):

                                                                 1999                                 1998
                                                   ---------------------------------   ---------------------------------
                                                   CARRYING AMOUNT     FAIR VALUE      CARRYING AMOUNT     FAIR VALUE
                                                   ---------------   ---------------   ---------------   ---------------
Cash and cash equivalents ........................ $        12,625   $        12,625   $         1,539   $         1,539
Notes receivable:
      TeamVest ...................................           4,200                 *              --                --
      Other ......................................           1,268             1,268               793               793
Marketable securities ............................          46,761            46,761
Investments ......................................           3,919                 *                20                 *
Capital lease obligation .........................             696               696             1,037             1,037
*Not readily determinable

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

13.   EARNINGS PER SHARE

The Company was in a loss position in all periods presented. Therefore, any potential common shares would be antidilutive. The calculation for basic and diluted earnings per share is as follows (in thousands, except per share data):

                                                   1999            1998            1997
                                               ------------    ------------    ------------
                                                (restated)      (restated)
                                               ------------    ------------    ------------
Loss from continuing operations ............   $     (5,850)   $     (8,220)   $     (1,155)
Less:  preferred stock dividend
         (incremental yield dividend) ......           (150)           (138)           --
                                               ------------    ------------    ------------
Net loss attributable to common stockholders         (6,000)         (8,358)         (1,155)
Discontinued operations ....................           --                19             (19)
                                               ------------    ------------    ------------
Net loss attributable to common stockholders   $     (6,000)   $     (8,339)   $     (1,174)
                                               ============    ============    ============
Weighted average shares outstanding ........         15,486          12,654          12,203
Basic and diluted loss per share:
   Continuing operations ...................   $      (0.39)   $      (0.66)   $      (0.10)
   Discontinued operations .................           --              --              --
                                               ------------    ------------    ------------
Net loss ...................................   $      (0.39)   $      (0.66)   $      (0.10)
                                               ============    ============    ============

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

TELEBUILD, L.C.

At December 31, 1999, the Company owns 15.83% of Telebuild, L.C. (Telebuild). Friedman Interests, Inc, and the Brown Family Partnership own 45.42% and 25.44%, respectively. G. Robert Friedman, a significant stockholder and former director of the Company, controls Friedman Interests, Inc. David L. Brown, Chairman of the Board of Directors of the Company and other members of the Brown family own the Brown Family Partnership. The Company recognized contract revenue from Telebuild of $1,369,000, $1,152,000, and $1,322,000 and contract expense of $1,241,000, 1,016,000, and $1,182,000 during the years ended December 31, 1999,
1998, and 1997, respectively. As of December 31, 1999 and 1998, $1,043,000 and $623,000 were due from Telebuild for contract services provided. During 1999, the amounts due from Telebuild, net of $523,000 in payables, were reclassified to account for such amounts as an investment.

GRO CORPORATION

Mr. Greg E. Gensemer, an officer of Telescan, serves on the Board of Directors for GRO Corporation. The Company has entered into licensing and servicing agreements with this Company. As of December 31, 1999, GRO Corporation owed the Company $64,000 in accrued interest on two notes that were converted to stock during 1999. This accrued interest was also converted to stock in the first quarter of 2000. The Company owned 550 shares of GRO Corporation representing an ownership interest of 4.8% at December 31, 1999. After the first quarter conversion, the Company's holdings increased to 603 shares.

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

In addition, GE Equity has the right to designate an individual to be present at all Board of Director meetings. Such individual will not be a participating or voting member of the Board of Directors and may remain as a designee as long as GE Equity owns at least 5% of the Company's outstanding common stock. Note 1 to the financial statements discusses activity with NBC during 1999 under the caption "Concentration of Credit Risk."

INDEBTEDNESS OF MANAGEMENT

Roy T. Rimmer, Jr., a member of the Company's Board of Directors, was indebted to the Company for $71,250 at December 31, 1999. The non-interest bearing indebtedness arises from license fees and contract personnel reimbursement. The maximum indebtedness during 1999 was $71,250. The indebtedness was paid in the first quarter of 2000.

OTHER

Refer to notes 4, 5, and 6 for additional related party information.

16.   SUBSEQUENT EVENTS (UNAUDITED)

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

CYBERACTION, LTD.

CyberAction and the Company entered into a Marketing, License and Revenue Sharing Agreement (the "Agreement") dated May 21, 1996, as amended, granting certain international marketing rights to CyberAction. The parties have disagreed about contractual provisions and obligations. Subsequent to filing the Company's 10-K and pursuant to the Company's globalization efforts, the Company has engaged in negotiations to terminate the Agreement and believes settlement will be reached during second quarter 2000 for which it has accrued $1.5 million at March 31, 2000 for costs associated with the settlement.

GLOBALNETFINANCIAL.COM

On March 31, 1999, the Company entered into an option agreement with GlobalNetFinancial.com ("GlobalNet") to purchase up to 19.9% of the outstanding equity of GlobalNet at an adjusted exercise price of $12.00 per share. On March 31, 2000, the Company sold 702,713 shares of its GlobalNet stock to third parties for approximately $20.0 million. The Company used these funds to exercise a portion of the GlobalNet option on March 31, 2000. In April, the Company sold an additional 50,000 shares of GlobalNet stock to third parties which proceeds were used in combination with a cashless exercise to exercise the remaining portion of the GlobalNet option. Currently the Company holds approximately 2.5 million shares of GlobalNet stock.

17.   UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

                                                                                              QUARTERS ENDED
                                                                                                (restated)
                                                                       ------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                          12/31/99         9/30/99         6/30/99         3/31/99
                                                                       ------------    ------------    ------------    ------------
Revenue ............................................................   $      8,928    $      6,735    $      6,039    $      4,736
Cost and expenses from operations ..................................          8,991           7,773          10,055           5,904
                                                                       ------------    ------------    ------------    ------------
Loss from operations ...............................................            (63)         (1,038)         (4,016)         (1,168)
Other (income) expense .............................................           (268)           (166)            (34)             89
Minority interest loss .............................................           --              --               (24)            (32)
                                                                       ------------    ------------    ------------    ------------
Net income (loss) ..................................................            205            (872)         (3,958)         (1,225)
                                                                       ============    ============    ============    ============
Net income (loss) attributable to common stockholders ..............            168            (910)         (3,995)         (1,263)
                                                                       ============    ============    ============    ============

EARNINGS PER SHARE - BASIC
Net income (loss) ..................................................   $       0.01    $      (0.06)   $      (0.26)   $      (0.09)
                                                                       ============    ============    ============    ============
Weighted average shares ............................................         16,511          16,174          15,131          14,068
                                                                       ============    ============    ============    ============

EARNINGS PER SHARE - DILUTED
Net income (loss) ..................................................   $       0.01    $      (0.06)   $      (0.26)   $      (0.09)
                                                                       ============    ============    ============    ============
Weighted average shares ............................................         17,348          16,174          15,131          14,068
                                                                       ============    ============    ============    ============
                                                                                              QUARTERS ENDED
                                                                                                (restated)
                                                                       ------------------------------------------------------------
                                                                         12/31/98        9/30/98         6/30/98          3/31/98
                                                                       ------------    ------------    ------------    ------------
Revenue ............................................................   $      3,937    $      4,074    $      3,615    $      3,608
Cost and expenses from operations ..................................          7,789           5,323           5,042           4,887
                                                                       ------------    ------------    ------------    ------------
Loss from operations ...............................................         (3,852)         (1,249)         (1,427)         (1,279)
Other (income) expense .............................................            166             186             182              21
Minority interest loss .............................................            (26)            (16)            (51)            (49)
                                                                       ------------    ------------    ------------    ------------
Loss from operations ...............................................         (3,992)         (1,419)         (1,558)         (1,251)
Income from discontinued operations ................................             19            --              --              --
                                                                       ------------    ------------    ------------    ------------
Net income (loss) ..................................................         (3,973)         (1,419)         (1,558)         (1,251)
                                                                       ============    ============    ============    ============
Net income (loss) attributable to common stockholders ..............         (4,010)         (1,457)         (1,621)         (1,251)
                                                                       ============    ============    ============    ============

EARNINGS PER SHARE - BASIC AND DILUTED
Earnings from continuing operations ................................   $      (0.31)   $      (0.11)   $      (0.13)   $      (0.10)
Earnings from discontinued operations ..............................           --              --              --              --
                                                                       ------------    ------------    ------------    ------------
Net loss ...........................................................          (0.31)          (0.11)          (0.13)          (0.10)
                                                                       ============    ============    ============    ============
Weighted average shares ............................................         12,770          12,702          12,526          12,502
                                                                       ============    ============    ============    ============