Form 10-Q
period 2000-03-31
TELESCAN INC
filed 2000-05-19
CIK 832175

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 0-17508

                                 TELESCAN, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                           72-1121748
         ----------------------------------------------------------
           (State or jurisdiction of              (I.R.S. Employer
         incorporation or organization)          Identification No.)


         5959 CORPORATE DRIVE, SUITE 2000, HOUSTON, TEXAS   77036
         ----------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

                                 (281) 588-9700
                             ----------------------
              (Registrant's telephone number, including area code)


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

      $.01 par value per share Common Stock: 16,701,534 as of May 15, 2000.

                         TELESCAN, INC. AND SUBSIDIARIES
                               Report on Form 10-Q
                          Quarter Ended March 31, 2000

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements ...............................................   3

ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................   8

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk .........  11

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings ..................................................  12

ITEM 2. Changes in Securities and Use of Proceeds ..........................  12

ITEM 3. Defaults upon Senior Securities ....................................  12

ITEM 4. Submission of Matters to a Vote of Security Holders ................  12

ITEM 5. Other Information ..................................................  12

ITEM 6. Exhibits and Reports on Form 8-K ...................................  12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TELESCAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        MARCH 31,  DECEMBER 31,
                                                          2000        1999
                                                        --------    --------
ASSETS
CURRENT ASSETS:
  Cash, cash equivalents and restricted cash ........   $  7,147    $ 12,625
  Accounts receivable, net (allowance:  $408; $299) .      6,462       5,033
  Notes receivable ..................................      4,582       5,468
  Other current assets ..............................        702         552
                                                        --------    --------
        TOTAL CURRENT ASSETS ........................     18,893      23,678

Marketable securities ...............................     40,520      46,761
Software development costs, net .....................      4,260       4,506
Property and equipment, net .........................      3,939       3,644
Investments .........................................      4,192       3,919
Other assets ........................................        996         391
                                                        --------    --------
        TOTAL ASSETS ................................   $ 72,800    $ 82,899
                                                        ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ..................................   $  3,160    $  3,550
  Deferred revenue ..................................      8,702       8,817
  Other current liabilities .........................      3,026       1,262
                                                        --------    --------
        TOTAL CURRENT LIABILITIES ...................     14,888      13,629

Capital lease obligations ...........................        203         271
Deferred taxes ......................................      4,793      11,229

STOCKHOLDERS' EQUITY:
Convertible preferred stock
  (liquidation preference $25
   per share) (shares issued
   and outstanding: 120,000; 120,000) ...............          1           1
Common stock
  (shares issued and outstanding:
  16,694,117; 16,548,859) ...........................        166         165
Additional paid in capital ..........................     67,705      66,875
Accumulated comprehensive income ....................      4,490      18,321
Accumulated deficit .................................    (19,446)    (27,592)
                                                        --------    --------
        TOTAL STOCKHOLDERS' EQUITY ..................     52,916      57,770
                                                        --------    --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..   $ 72,800    $ 82,899
                                                        ========    ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   --------------------
                                                                     2000        1999
                                                                   --------    --------
REVENUE
   Service .....................................................   $  9,754    $  4,607
   Products ....................................................         73         129
                                                                   --------    --------
        TOTAL REVENUE ..........................................      9,827       4,736

COSTS AND EXPENSES
   Cost of service .............................................      4,702       2,963
   Cost of products ............................................         78          80
   Marketing expenses ..........................................      1,495       1,112
   General and administrative ..................................      5,573       1,749
                                                                   --------    --------
        TOTAL COSTS AND EXPENSES ...............................     11,848       5,904
                                                                   --------    --------
Loss from operations ...........................................     (2,021)     (1,168)

OTHER INCOME (EXPENSE)
   Gain on sale of marketable securities .......................     12,001        --
   Interest income (expense), net ..............................        244         (29)
   Other, net ..................................................       --           (60)
                                                                   --------    --------
        TOTAL OTHER INCOME .....................................     12,245         (89)
                                                                   --------    --------
Income (loss) before income taxes
  and minority interest ........................................     10,224      (1,257)
   Income tax expense ..........................................     (2,041)       --
   Minority loss ...............................................       --            32
                                                                   --------    --------
NET INCOME (LOSS) ..............................................      8,183      (1,225)
     Less:  Preferred stock dividends ..........................        (37)        (38)
                                                                   --------    --------
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS ..............   $  8,146    $ (1,263)
                                                                   ========    ========
Net income (loss) per common share
   Basic .......................................................   $   0.49    $  (0.09)
   Diluted .....................................................   $   0.47    $  (0.09)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

Net income (loss) ..............................................   $  8,183    $ (1,225)
Change in unrealized gains (losses) on marketable securities ...    (22,309)      4,760
Deferred taxes on net unrealized gains (losses) on marketable
  securities ...................................................      8,478      (1,618)
                                                                   --------    --------
        Comprehensive income (loss) ............................   $ (5,648)   $  1,917
                                                                   ========    ========


                     The accompanying notes are an integral
                       part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .........................................   $  8,183    $ (1,225)
  Reconciling adjustments:
    Gain on sale of GlobalNet stock .......................    (12,001)       --
    Minority interest in loss of subsidiary ...............       --            32
    Depreciation and amortization .........................        927         772
  Changes in assets and liabilities:
    Increase in receivables ...............................       (831)       (223)
    Decrease in other current assets ......................         61          33
    Decrease in accounts payable ..........................       (918)       (569)
    Increase (decrease) in other current liabilities ......      1,325         (79)
    Increase in deferred tax liability ....................      2,041        --
                                                              --------    --------
         Net cash used in operating activities ............     (1,213)     (1,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment ...................       (894)       (301)
    Additions to software development cost ................       (226)       (310)
    Purchases of investments ..............................     (3,504)       (244)
    Other .................................................         43          23
                                                              --------    --------
         Net cash used in investing activities ............     (4,581)       (832)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuances of common stock ...............       --         8,656
    Proceeds from exercise of stock options ...............        481         752
    Preferred dividends paid ..............................        (37)        (38)
    Equity transaction of pooled company, net of cash .....       --          (160)
    Payments on notes payable and capital lease obligations       (128)       (178)
    Other .................................................       --            37
                                                              --------    --------
         Net cash provided by financing activities ........        316       9,069
                                                              --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........     (5,478)      6,978
CASH AND CASH EQUIVALENTS:

    Beginning of period ...................................     12,625       1,539
                                                              --------    --------
    End of period .........................................   $  7,147    $  8,517
                                                              ========    ========
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS
  FOLLOWS:

    Net unrealized gain (loss), net of tax ................   $  2,597    $  3,142
    Exercise of GlobalNet Financial.com option through sale
       of GlobalNet Financial.com stock ...................     19,971        --
    Stock received in lieu of accounts receivable payment .        743        --
    Acquisition of assets for stock .......................        350        --
    Conversion of note receivable into equity investment ..         64        --
    Company common stock exchanged for investment in
       GlobalNet Financial.com ............................       --         6,335
    Stock received for services and license fees ..........       --         3,741

                     The accompanying notes are an integral
                       part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of Telescan, Inc. (the "Company") and it's wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K/A. The Company has restated its 1999 and 1998 financial statements and has filed a Form 10-K/A which brings the Company into compliance on Emerging Issues Task Force ("EITF") Issue No. 00-3. The EITF consensus indicated that for those agreements in which hosting by the vendor is essential to the functionality of the software, the license revenue arising from those agreements should be recognized over the term of the hosting arrangement.

The consolidated financial statements and notes thereto at March 31, 2000 reflect the May 31, 1999 acquisition of INVESTools, Inc. ("INVESTools"). The acquisition was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements of the Company for the three-month period ending March 31, 1999 have been restated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.  CONTINGENCIES

From time to time the Company is involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material effect on the Company's financial position or results of operations.

Effective June 11, 1999 the Company terminated its contract with Web Street Securities, Inc. ("Web Street"). The Company activated the mandatory mediation provision in the contract and participated in the mediation. The differences between the Company and Web Street were not resolved at the mediation, and on December 13, 1999, the day of the mediation, Web Street sued the Company alleging that the Company did not perform its obligations under the contract and seeking damages for lost profits. The Company filed a counterclaim alleging and seeking damages for non-payment of amounts due and unpaid for services rendered.

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

3.  MARKETABLE SECURITIES TRANSACTIONS

In March 2000, the Company agreed to license its proprietary technology and investment analytics to Stockwalk.com Group, Inc. ("Stockwalk") in exchange for 142,333 shares of common stock of Stockwalk, with warrants attached to purchase an additional 14,233 shares, valued at $7.50 per share. In a separate agreement, the Company purchased an additional 166,667 shares of Stockwalk common stock with warrants attached to purchase an additional 16,667 shares, for $1.25 million in cash at a price of $7.50 per share. This investment is classified as available-for-sale and carried at fair market value with changes in fair market value included in comprehensive income, net of tax, and classified as separate component of stockholders' equity.

In March 2000, the Company invested $1.75 million to acquire 872,128 shares of InvestorIQ.com PLC, a UK public limited company. The acquisition represented a 13.3% interest in the company at the date of acquisition. This investment is classified as available-for-sale and carried at fair market value with changes in fair market value included in comprehensive income, net of tax, and classified as a separate component of stockholders' equity.

In March 2000, the Company sold 702,713 shares of its investment in GlobalNet Financial.com ("GlobalNet") stock for approximately $20.0 million or $28.42 per share, realizing a pretax gain on the sale of $12.0 million. The Company originally acquired the stock in March 1999 at a cost of $11.34 per share. The Company used these proceeds to exercise a portion of the GlobalNet option which was entered into at March 31, 1999 and allowed the Company to purchase up to 19.9% of the then outstanding equity of GlobalNet for an adjusted exercise price of $12.00 per share. At March 31, 2000, the Company holds 1,824,247 shares of GlobalNet stock with a discounted market value of approximately $25.9 million. In addition, the Company holds an unexercised portion of the GlobalNet option which allows the Company to purchase an additional 1,104,628 shares of GlobalNet stock with the option having a discounted market value of approximately $2.6 million. The remaining portion of the option was subsequently exercised in April. See additional discussion in Note 7, "Subsequent Events."

4.  ASSET ACQUISITION

On March 30, 2000, the Company acquired the assets of Reality Sports, Inc. for $450,000. The Company funded this acquisition with $100,000 in cash and the issuance of 16,667 shares of restricted common stock pursuant to Section 4(2) of the Securities Act of 1933. The transaction was accounted for as a purchase and the assets, which consisted primarily of technology, trademarks and service rights, have been recorded at fair market value.

5.  INCOME TAXES

During the first quarter of 2000, it was determined that the Company had undergone a change in control as defined in Section 382 of the Internal Revenue Code thereby limiting the amount of the approximately $14 million in net operating loss carryforwards the Company may utilize in any given year to approximately $9.3 million per year. Due to the Company's historical results of operations, a valuation allowance has been provided for the majority of the deferred tax assets. Because the Company has generated taxable income from the gains realized on the sales of marketable securities during the first quarter, approximately $1.7 million of the valuation allowance has been reversed in the first quarter. This benefit is the primary reason that the provision for income taxes is less than the statutory rate. It is anticipated that the remainder of the valuation allowance, up to the current year limitation, will be reversed in the second quarter due to additional gains on sales of marketable securities (see Note 7, "Subsequent Events").

6.  CALCULATION OF EARNINGS PER SHARE

                                                          THREE MONTHS ENDED
The calculation of earnings per share was as follows:          MARCH 31,
                                                         -------------------
                                                           2000       1999
                                                         --------   --------
Net income (loss) attributable to common
  shareholders (a) ...................................   $  8,146   $ (1,263)
Dividends on preferred stock .........................         37      - (c)
                                                         --------   --------
Net income (loss) attributable to common
  shareholders, assuming dilution (b) ................   $  8,183   $ (1,263)
                                                         ========   ========

Average shares outstanding (a) .......................     16,633     14,068
Effect of dilutive securities
   Stock options .....................................        348      - (c)
   Convertible preferred stock .......................        488      - (c)
                                                         --------   --------
Average shares outstanding, assuming
   dilution (b) ......................................     17,469     14,068
                                                         ========   ========

Net income (loss) per common share
   Basic .............................................   $   0.49   $  (0.09)
   Diluted ...........................................   $   0.47   $  (0.09)

   (a) Used to compute basic earnings per share.
   (b) Used to compute diluted earnings per share.
   (c) Because the Company is in a loss position, the stock options and convertible preferred stock are antidilutive.

7.  SUBSEQUENT EVENTS

In April 2000, the Company exercised the remaining portion of the GlobalNet option using a combination of a cashless exercise (through the redemption of 329,882 shares of GlobalNet stock) and proceeds received from the sale of 50,000 shares of Globalnet stock to a third party. The cashless exercise and the sale of 50,000 shares of GlobalNet stock will generate a second quarter gain of approximately $8.7 million.

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

The Company's primary business line is a system of Internet financial services and products provided directly to users via (i) Telescan's Internet supersite, Wallstreetcity (HTTP://WWW.WALLSTREETCITY.COM), (ii) private-label and co-branded financial websites with alliance partners, and (iii) the Company's investment advice website (HTTP://WWW.INVESTOOLS.COM). Such financial services allow investors to:

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

The Company continues to expand its domestic and international presence by developing strategic alliances and developing or acquiring analytical tools which strategically position the Company as a leading provider of Internet financial services and data.

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

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

Service revenues for the quarter ended March 31, 2000 increased $5,147,000 or 112% over the prior year. Revenue from business to business commerce increased over the prior year primarily due to private label agreements with NBC, GlobalNet Financial.com, and the amortization of license fees from agreements signed in prior years. INVESTools revenues increased $1,969,000 primarily due to increases in subscription, advertising, and marketing service revenues. Other revenue primarily from product sales and dial up service continues to decline as the market continues to shift to Internet based services.

Cost of services increased $1,739,000 or 59% primarily due to an increase in data and royalty cost partially offset by declining communication costs.

Marketing expenses increased $383,000 or 34% primarily due to increased advertising costs and increased compensation expense due to increased staffing.

General and administrative cost increased $3,824,000 over the prior year primarily due to the $1.5 million accrual for costs associated with termination of an agreement with CyberAction, Ltd. Compensation expenses have increased $1.4 million due to growth in operations. Consulting, accounting and other fees have increased approximately $600,000 as the Company begins to implement its globalization strategy.

In March 2000, the Company sold 702,713 shares of its investment in GlobalNet Financial.com ("GlobalNet") stock for approximately $20.0 million or $28.42 per share, realizing a pretax gain on the sale of $12.0 million. The Company originally acquired the stock in March 1999 at a cost of $11.34 per share. The Company used these proceeds to exercise a portion of the GlobalNet option which was entered into at March 31, 1999 and allowed the Company to purchase up to 19.9% of the then outstanding equity of GlobalNet for an adjusted exercise price of $12.00 per share. At March 31, 2000, the Company holds 1,824,247 shares of GlobalNet stock with a discounted market value of approximately $25.9 million. In addition, the Company holds an unexercised portion of the GlobalNet option which allows the Company to purchase an additional 1,104,628 shares of GlobalNet stock with the option having a discounted market value of approximately $2.6 million. The remaining portion of the option was subsequently exercised in April. See additional discussion in Note 7, "Subsequent Events."

LIQUIDITY AND CAPITAL RESOURCES

 At March 31, 2000 our cash, cash equivalents and restricted cash totaled $7.1 million, a $5.5 million decrease from December 31, 1999. The decrease was a result of net cash used by operations and investing activities, partially offset by cash provided by financing activities. The first quarter 2000 use of cash was primarily driven by the growth in operations and investments in strategic partners.

Our operations used $1.2 million in cash during the three months ended March 31, 2000. Primary uses of cash included net income of $8.2 million offset by a non-cash gain of $12.0 million. Uses of cash were offset by adjustments made for non-cash expenses such as cost of termination of agreement with CyberAction, tax provision accrual and depreciation. The increase in accounts receivable was attributable to revenue growth for the three months ended March 31, 2000. In addition, we also experienced a significant decrease in accounts payable.

Investing activities used $4.6 million in cash for the three months ended March 31, 2000. Uses of cash included purchases of investments, purchases of equipment and capitalization of software development costs. Equipment purchases and additions to software development costs were made to support our ongoing operations.

Financing activities provided $316,000 in first quarter 2000, primarily attributable to proceeds from the exercise stock options.

The Company currently has no material commitments other than those under operating and capital lease agreements. The Company continues to experience an increase in its capital expenditures, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in, businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the Company's operating requirements for at least the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position. The sale of additional common stock could result in additional dilution to the Company's shareholders.

RECENTLY ISSUED ACCOUNTING STANDARDS

On March 16, 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-3 that addresses the accounting for hosting arrangements. The EITF consensus indicated that for those arrangements in which hosting by the vendor is essential to the functionality of the software, the revenue should be recognized over the term of the hosting arrangement. The Company has restated its 1999 and 1998 financials and has filed an amended 10-K/A to restate prior years' results to bring the Company into compliance on EITF Issue No. 00-3. The effect of these revisions was to reduce revenues by $4,214,000 and $1,722,000 for the years ended December 31, 1999 and 1998, respectively, and to increase deferred revenue $5,936,000 and $1,722,000 at December 31, 1999 and 1998,
respectively. The additional amounts deferred will be recognized ratably over two to five years, based on the term of the related hosting agreement.

In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the second fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. The Company's management believes that its revenue recognition policy is in accordance with SAB 101 and does not believe that adoption of this SAB will have a material impact on the Company's financial position or results of operations.

SUBSEQUENT EVENTS

GLOBALNET

In April 2000, the Company exercised the remaining portion of the GlobalNet option using a combination of a cashless exercise (through the redemption of 329,882 shares of GlobalNet stock) and proceeds received from the sale of 50,000 shares of Globalnet stock to a third party. The cashless exercise and the sale of 50,000 shares of GlobalNet stock will generate a second quarter gain of approximately $8.7 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of changes in the market values of its investments. The Company invests in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time the Company is involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material effect on the Company's financial position or results of operations.

Effective June 11, 1999 the Company terminated its contract with Web Street Securities, Inc. ("Web Street"). The Company activated the mandatory mediation provisions in the contract and participated in the mediation. The differences between the Company and Web Street were not resolved at the mediation, and on December 13, 1999, the day of the mediation, Web Street sued the Company alleging that the Company did not perform its obligations under the contract and seeking damages for lost profits. The Company filed a counterclaim alleging and seeking damages for non-payment of amounts due and unpaid for services rendered.

ITEM 2.  CHANGES IN SECURITIES.

On March 30, 2000, the Company acquired the assets of Reality Sports Inc. for $450,000. The Company funded this acquisition with $100,000 in cash and the issuance of 16,667 shares of restricted common stock pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)  Exhibits:

              27  Financial Data Schedule

         (B)  Reports on Form 8-K:

              None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TELESCAN, INC.

                                 /s/ PAUL A. HELBLING
                                     Paul A. Helbling
                                     Chief Financial Officer
                                     A duly authorized officer of the Registrant



Date:  May 19, 2000