Form 10-Q
period 2000-06-30
TELESCAN INC
filed 2000-08-14
CIK 832175

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-17508

                                 TELESCAN, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                         DELAWARE                 72-1121748
                ------------------------------------------------
              (State or other jurisdiction of  (I.R.S. Employer
               incorporation or organization) Identification No.)


           5959 CORPORATE DRIVE, SUITE 2000, HOUSTON, TEXAS    77036
          -----------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

                                 (281) 588-9700
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                 YES [X]                                NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     $.01 par value per share Common Stock: 16,818,676 as of August 9, 2000.

                         TELESCAN, INC. AND SUBSIDIARIES
                               Report on Form 10-Q
                           Quarter Ended June 30, 2000

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.................................................. 2

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................. 7

Item 3. Quantitative and Qualitative Disclosures About Market Risk............11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................12

Item 2. Changes in Securities and Use of Proceeds.............................12

Item 3. Defaults upon Senior Securities.......................................12

Item 4. Submission of Matters to a Vote of Security Holders...................12

Item 5. Other Information.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         TELESCAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              JUNE 30,           DECEMBER 31,
                                                                                                2000                 1999
                                                                                         ------------------    ------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................................................   $            4,633    $           12,625
   Accounts receivable, net (allowance:  $521; $299) .................................                5,299                 5,033
   Notes receivable ..................................................................                4,342                 5,468
   Other current assets ..............................................................                  692                   552
                                                                                         ------------------    ------------------
           TOTAL CURRENT ASSETS ......................................................               14,966                23,678
Marketable securities ................................................................               25,852                46,761
Deferred taxes .......................................................................                5,718                    57
Investments ..........................................................................                4,728                 3,919
Property and equipment, net ..........................................................                3,745                 3,644
Software development costs, net ......................................................                  659                 4,506
Other assets .........................................................................                   10                   334
                                                                                         ------------------    ------------------
           TOTAL ASSETS ..............................................................   $           55,678    $           82,899
                                                                                         ==================    ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..................................................................   $            3,033    $            3,550
   Deferred revenue ..................................................................                7,276                 8,817
   Other current liabilities .........................................................                2,480                 1,262
                                                                                         ------------------    ------------------
           TOTAL CURRENT LIABILITIES .................................................               12,789                13,629
Capital lease obligations ............................................................                  150                   271
Deferred taxes .......................................................................                 --                  11,229
STOCKHOLDERS' EQUITY:
Convertible preferred stock (liquidation preference $25 per share)
   (shares issued and outstanding: 120,000; 120,000) .................................                    1                     1
Common stock
   (shares issued and outstanding:  16,816,239; 16,548,859) ..........................                  167                   165
Additional paid in capital ...........................................................               69,320                66,875
Accumulated comprehensive income .....................................................               (8,910)               18,321
Accumulated deficit ..................................................................              (17,839)              (27,592)
                                                                                         ------------------    ------------------
           TOTAL STOCKHOLDERS' EQUITY ................................................               42,739                57,770
                                                                                         ------------------    ------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $           55,678    $           82,899
                                                                                         ==================    ==================

   The accompanying notes are an integral part of these consolidated financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30,                        JUNE 30,
                                                                       ----------------------------    ----------------------------
                                                                           2000            1999            2000            1999
                                                                       ------------    ------------    ------------    ------------
REVENUE
    Service ........................................................   $      8,890    $      5,859    $     18,662    $     10,466
    Products .......................................................             35             180              90             309
                                                                       ------------    ------------    ------------    ------------
           Total revenue ...........................................          8,925           6,039          18,752          10,775
COSTS AND EXPENSES
    Cost of service ................................................          4,535           3,523           9,249           6,486
    Cost of products ...............................................             94             108             160             188
    Selling and marketing expenses .................................          1,735           1,117           3,230           2,229
    General and administrative expenses ............................          5,603           2,126           9,676           3,875
    Write-down of assets and unusual charges .......................          5,674            --             7,174            --
    Acquisition costs ..............................................            545           3,181             545           3,181
                                                                       ------------    ------------    ------------    ------------
           Total costs and expenses ................................         18,186          10,055          30,034          15,959
LOSS FROM OPERATIONS ...............................................         (9,261)         (4,016)        (11,282)         (5,184)
OTHER INCOME (EXPENSE)
    Gain on sale of marketable securities ..........................          8,695            --            20,696            --
    Interest, net ..................................................            169              37             413               8
    Other, net .....................................................              1              (3)              1             (63)
                                                                       ------------    ------------    ------------    ------------
           Total other income (expense) ............................          8,865              34          21,110             (55)
                                                                       ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST ............           (396)         (3,982)          9,828          (5,239)
    Income tax benefit .............................................          2,041            --              --              --
    Minority loss ..................................................           --                24            --                56
                                                                       ------------    ------------    ------------    ------------
NET INCOME (LOSS) ..................................................          1,645          (3,958)          9,828          (5,183)
     Less:  Preferred stock dividends ..............................            (38)            (37)            (75)            (75)
                                                                       ------------    ------------    ------------    ------------
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS ..................   $      1,607    $     (3,995)   $      9,753    $     (5,258)
                                                                       ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE

    BASIC ..........................................................   $       0.10    $      (0.26)   $       0.58    $      (0.36)
    DILUTED ........................................................   $       0.09    $      (0.26)   $       0.56    $      (0.36)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

Net income (loss) ..............................................    $      1,645     $     (3,958)    $      9,828     $     (5,183)
Change in net unrealized gains (losses)
  on marketable securities .....................................         (21,613)          (4,278)         (43,922)             482
Deferred taxes on net unrealized
  gains (losses) on marketable
  securities ...................................................           8,213            1,454           16,690             (164)
                                                                    ------------     ------------     ------------     ------------
      COMPREHENSIVE LOSS .......................................    $    (11,755)    $     (6,782)    $    (17,404)    $     (4,865)
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

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                            SIX MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                       ----------------------------
                                                                                                           2000            1999
                                                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..................................................................................   $      9,828    $     (5,183)
    Reconciling adjustments:
      Gain on sale of GlobalNet stock ..............................................................        (20,696)           --
      Write-down of assets and unusual charges .....................................................          7,120            --
      Acquisition costs ............................................................................            545            --
      Stock options/ warrants provided for services ................................................            362             189
      Amortization of deferred revenue .............................................................         (1,612)           (654)
      Depreciation and amortization ................................................................          1,770           1,593
      Minority interest in loss of subsidiary ......................................................           --               (56)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable ...................................................             41          (2,237)
      Decrease in other current assets .............................................................            122              87
      Increase (decrease) in accounts payable ......................................................         (1,543)          1,688
      Increase in other current liabilities ........................................................            578           1,082
                                                                                                       ------------    ------------
             Net cash used in operating activities .................................................         (3,485)         (3,491)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment ............................................................         (1,191)         (1,320)
    Additions to software development cost .........................................................           (386)           (553)
    Purchases of investments .......................................................................         (3,639)           (451)
    Other ..........................................................................................            383            --
                                                                                                       ------------    ------------
             Net cash used in investing activities .................................................         (4,833)         (2,324)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuances of common stock ........................................................           --             8,656
    Proceeds from exercise of stock options ........................................................            633           1,181
    Preferred dividends paid .......................................................................            (75)            (75)
    Equity transaction of pooled company, net of cash ..............................................           --               157
    Increase in capital lease obligations ..........................................................             20             318
    Payments on notes payable and capital lease obligations ........................................           (252)         (2,351)
    Other ..........................................................................................           --               (10)
                                                                                                       ------------    ------------
             Net cash used in / provided by financing activities ...................................            326           7,876
                                                                                                       ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................................         (7,992)          2,061
CASH AND CASH EQUIVALENTS:
    Beginning of period ............................................................................         12,625           1,539
                                                                                                       ------------    ------------
    End of period ..................................................................................   $      4,633    $      3,600
                                                                                                       ============    ============
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
    Net unrealized gain, net of tax ................................................................   $     15,115    $        482
    Exercise of GlobalNetFinancial.com option through sale of GlobalNetFinancial.com ...............         33,227            --
    Stock received in lieu of payment of services rendered .........................................             69           3,740
    Acquisition of assets for stock ................................................................            350            --
    Conversion of note receivable into equity investment ...........................................             64            --
    Company common stock exchanged for investment in GlobalNetFinancial.com ........................           --             6,335

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.    MARKETABLE SECURITIES TRANSACTIONS

In March 2000, the Company agreed to license its proprietary technology and investment analytics to Stockwalk.com Group, Inc. ("Stockwalk") in exchange for 142,333 shares of common stock of Stockwalk, valued at $7.50 per share, with warrants attached to purchase an additional 14,233 shares. In a separate agreement, the Company purchased an additional 166,667 shares of Stockwalk common stock for $1.25 million in cash, or $7.50 per share, with warrants attached to purchase an additional 16,667 shares. This investment is classified as available-for-sale and carried at fair market value with changes in fair market value included in comprehensive income, net of tax, and classified as a separate component of stockholders' equity.

In March 2000, the Company sold 702,713 shares of its investment in GlobalNet Financial.com ("GlobalNet") stock for approximately $20.0 million or $28.42 per share, realizing a pretax gain on the sale of $12.0 million. The Company originally acquired the stock in March 1999 at a cost of $11.34 per share. The Company used these proceeds to exercise a portion of the GlobalNet option, which was entered into at March 31, 1999 and allowed the Company to purchase up to 19.9% of the then outstanding equity of GlobalNet for an adjusted exercise price of $12.00 per share. In April 2000, the Company exercised the remaining portion of the GlobalNet option using a combination of a cashless exercise (through the redemption of 329,882 shares of GlobalNet stock) and proceeds received from the sale of an additional 50,000 shares of GlobalNet Stock to a third party, resulting in a gain of $8.7 million in the second quarter. At June 30, 2000, the Company holds 2,548,993 shares of GlobalNet stock with a discounted market value of approximately $21.4 million.

4.    INVESTMENTS

In March 2000, the Company invested $1.75 million to acquire 872,128 shares of Investor IQ.com plc, a UK public limited company. The acquisition represented a 13.3% interest in the company at the date of acquisition and is carried at cost.

5.    WRITE-DOWN OF ASSETS AND UNUSUAL CHARGES

Management performed a thorough review of operations to identify assets and product lines expected to provide the greatest growth potential for the Company along with those that do not offer sufficient returns. As a result, the Company recognized $7.2 million in write-downs and unusual charges as follows:

      o Technology Assets - Capitalized software that is non-strategic or no longer generating revenues - $4.1 million
      o Investment in Trading Technologies Corporation - Company does not have a viable product - $900,000
      o Investment in Telebuild - Based on conversations with interested parties, the Company does not expect to recover its investment in the event of a sale - $384,000
      o   CyberAction settlement - contract terminated - $1.1 million
      o   Severance charges - due to workforce reductions - $387,000
      o   Discontinued product lines - no longer strategic - $264,000

6.    ACQUISITION COST

As part of the Company's announced plans to expand through mergers and acquisitions, the Company incurred $545,000 in costs during the second quarter of 2000 related to acquisition targets that are no longer being pursued.

7.    INCOME TAXES

Upon further review of the estimated financial results for the year, the Company believes it has sufficient net operating loss carryforwards to absorb any potential tax impact that may arise by the end of the year and has reversed the provision recorded in the first quarter. The Company has approximately $19 million in net operating loss carryforwards and a valuation allowance has been provided for the majority of the deferred tax assets related to these net operating losses.

8.    CALCULATION OF EARNINGS PER SHARE

                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
The calculation of earnings per share was as follows:                     JUNE 30,                            JUNE 30,
                                                             ---------------------------------    ---------------------------------
                                                                  2000              1999                2000             1999
                                                             ---------------   ---------------    ---------------   ---------------
Net income (loss) attributable to common
shareholders (a) .........................................   $         1,607   $        (3,995)   $         9,753   $        (5,258)
Dividends on preferred stock .............................                38              -(c)                 75             - (c)
                                                             ---------------   ---------------    ---------------   ---------------
Net income (loss) attributable to common
  shareholders, assuming dilution (b) ....................   $         1,645   $        (3,995)   $         9,828   $        (5,258)
                                                             ===============   ===============    ===============   ===============

Average shares outstanding (a) ...........................            16,747            15,131             16,690            14,618
Effect of dilutive securities
   Convertible preferred stock ...........................               443              -(c)                443             - (c)
   Stock options .........................................               181              -(C)                338             - (c)
                                                             ---------------   ---------------    ---------------   ---------------
Average shares outstanding, assuming
dilution (b) .............................................            17,371            15,131             17,471            14,618
                                                             ===============   ===============    ===============   ===============

Net income (loss) per common share
   Basic .................................................   $          0.10   $         (0.26)   $          0.58   $         (0.36)
   Diluted ...............................................   $          0.09   $         (0.26)   $          0.56   $         (0.36)

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

The Company's primary business line is a system of Internet financial services and products provided directly to users via (i) Telescan's Internet supersite, Wallstreetcity (http://www.wallstreetcity.com), (ii) private-labeled and co-branded financial websites with alliance partners, and (iii) the Company's investment advice website (http://www.investools.com). Such financial services allow investors to:

      o Perform personalized searches with the Company's optimal search technology using current and historical information;

      o   Perform fundamental and technical analysis;

      o   Obtain quotes, financial news and other financial information;

      o   Manage personal portfolios and strategize investment planning;

      o   Subscribe to investment advisory newsletters; and

      o   Access broker services.

The Company's non-financial business includes developing, hosting and maintaining several third party Internet services in the publishing, entertainment, sports and biotechnical/pharmaceutical industries.

The Company's INVESTools website features continually updated portfolio advice from recognized money managers, as well as online investment advisory newsletters. INVESTools also has developed strategic alliances with Quicken.com, CBS.MarketWatch.com, CNBC.com, and multiple other sites, which distribute their advisory content.

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

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

Service revenues for the quarter ended June 30, 2000 increased $3.0 million or 52% over the prior year. Business to consumer revenues increased 69% over the prior year primarily due to continued increases in subscriptions and advertising. Revenue from business to business commerce increased 52% over the prior year due to new contracts with Forbes and Quick & Reilly and site enhancements for Stockwalk, American Express, Citibank and TeamVest. Product revenue continues to decline as the market continues to shift to Internet based services.

Cost of service increased $1.0 million or 29% when compared to the second quarter of 1999 primarily due to increased data acquisition costs offset by declining communication and royalty costs. Cost of products decreased due to lower sales.

Selling and marketing expenses increased $618,000 or 55% when compared to the second quarter of 1999 primarily due to increased advertising costs and increased compensation expense related to increased revenue.

General and administrative costs increased $3.5 million to $5.6 million for the second quarter of 2000. The increase in costs is partially due to increased compensation of approximately $1.7 million reflecting increases in staffing and salary adjustments during the period. In addition, rent, depreciation, recruiting expenses, consulting fees and contract labor costs increased a total of approximately $500,000. Costs related to implementing the Company's new management structure and growth strategy, such as legal fees, travel, accounting fees and investor relations' fees, also increased approximately $700,000 over the prior year. Also included is a one-time charge for compensation expense of approximately $400,000 related to extending options to a retiring employee.

Management performed a thorough review of operations to identify assets and product lines expected to provide the greatest growth potential for the Company along with those that do not offer sufficient returns. As a result, the Company recognized $5.7 million in write-downs and unusual charges as follows:

      o Technology Assets - Capitalized software that is non-strategic or no longer generating revenues - $4.1 million
      o Investment in Trading Technologies Corporation - Company does not have a viable product - $900,000
      o Investment in Telebuild - Based on conversations with interested parties, the Company does not expect to recover its investment in the event of a sale - $384,000
      o   Severance charges - due to workforce reductions - $387,000
      o   Discontinued product lines - no longer strategic - $264,000
      o   CyberAction settlement - recovery of accrual - ($428,000)

Reported separately in the income statement is a charge for $545,000 for acquisition costs related to targets no longer being pursued. The Company continues to explore targets for merger or acquisition in its global expansion efforts. Acquisition costs of $3.2 million in 1999 relate to the Company's acquisition of INVESTools in May 1999.

In April 2000, the Company exercised the remaining portion of the GlobalNet option using a combination of a cashless exercise (through the redemption of 329,882 shares of GlobalNet stock) and proceeds received from the sale of an additional 50,000 shares of GlobalNet Stock to a third party, resulting in a gain of $8.7 million in the second quarter. At June 30, 2000, the Company holds 2,548,993 shares of GlobalNet stock with a discounted market value of approximately $21.4 million.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Service revenues for the six months ended June 30, 2000 increased $8.2 million or 78% over the prior year. Revenue from business to business commerce increased 124% over the prior year primarily due to new contracts with Quick & Reilly, Forbes, FreeRealTime.com and Individual Investor, and additional site enhancements in the current year for Stockwalk, American Express, Citibank, and TeamVest. Business to consumer revenues increased $3.7 million or 73% primarily due to increases in subscription, advertising, and marketing service revenues. Product revenue continues to decline as the market continues to shift to Internet based services.

Cost of services increased $2.8 million or 43% compared to the six months ended June 30, 1999 primarily due to increased data acquisition cost and royalties partially offset by decreasing communication costs. Cost of products decreased due to lower sales.

Selling and marketing expenses increased $1.0 million or 45% compared to the six months ended June 30, 1999 primarily due to increased advertising costs and increased compensation expense. However, as a percentage of revenue, selling and marketing expense has decreased from 21% to 17% over the prior year.

General and administrative costs increased $5.8 million to $9.7 million for the six months ended June 30, 2000. The increase in costs is due to increased compensation totaling approximately $2.8 million, reflecting increases in staffing and salary adjustments during the period. In addition, rent, depreciation, recruiting expenses, and consulting fees increased a total of approximately $800,000. Cost related to implementing the Company's new management structure and growth strategy, such as legal fees, travel, accounting fees, and investor relations' fees also increased approximately $1.3 million over the prior year. Included in this amount is a one-time charge for compensation expense of approximately $400,000 related to extending options to a retiring employee.

Management performed a thorough review of operations to identify assets and product lines expected to provide the greatest growth potential for the Company along with those that do not offer sufficient returns. As a result, the Company recognized $7.2 million in write-downs and unusual charges as follows:

      o Technology Assets - Capitalized software that is non-strategic or no longer generating revenues - $4.1 million
      o Investment in Trading Technologies Corporation - Company does not have a viable product - $900,000
      o Investment in Telebuild - Based on conversations with interested parties, the Company does not expect to recover its investment in the event of a sale - $384,000
      o   CyberAction settlement - contract terminated - $1.1 million
      o   Severance charges - due to workforce reductions - $387,000
      o   Discontinued product lines - no longer strategic - $264,000

Reported separately in the income statement is a charge for $545,000 for acquisition costs related to targets no longer being pursued costs associated with ongoing acquisition activity as the Company continues to explore targets for merger or acquisition in its global expansion efforts. Acquisition costs of $3.2 million in 1999 relate to the Company's acquisition of INVESTools in May 1999.

In March 2000, the Company sold 702,713 shares of its investment in GlobalNet Financial.com ("GlobalNet") stock for approximately $20.0 million or $28.42 per share. The Company originally acquired the stock in March 1999 at a cost of $11.34 per share. The Company used these proceeds to exercise a portion of the GlobalNet option which was entered into at March 31, 1999 and allowed the Company to purchase up to 19.9% of the then outstanding equity of GlobalNet for an adjusted exercise price of $12.00 per share. In April 2000, the Company exercised the remaining portion of the GlobalNet option using a combination of a cashless exercise (through the redemption of 329,882 shares of GlobalNet stock) and proceeds received from the sale of an additional 50,000 shares of GlobalNet Stock to a third party, resulting in a total gain of $20.1 million for the six months ended June 30, 2000. At June 30, 2000, the Company holds 2,548,993 shares of GlobalNet stock with a discounted market value of approximately $21.4 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, cash and cash equivalents totaled $4.6 million, an $8.0 million decrease from December 31, 1999. The decrease was primarily due to net cash used by operations and investing activities, partially offset by cash provided by financing activities.

Net cash used in operations totaled $3.5 million for the six months ended June 30, 2000. The primary source of cash was net income of $9.8 million which included non-cash gains from the sale of GlobalNet stock of $20.7 million and non-cash revenue of $1.6 million offset by non-cash charges of $7.1 million for asset write-downs and unusual charges discussed above and routine non-cash depreciation and amortization of $1.8 million. Working capital assets used $800,000 in cash primarily due to the decrease in accounts payable offset slightly by an increase in other current liabilities.

Net cash used by investing activities was $4.2 million for the six months ended June 30, 2000. Uses of cash included purchases of investments and equipment.

Net cash provided by financing activities was $326,000 in first six months of 2000, primarily attributable to proceeds from the exercise of stock options partially offset by payments on capital lease obligations.

The Company currently has no material commitments other than those under operating and capital lease agreements. The Company continues to make additional capital expenditures and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the Company's operating requirements for at least the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position. The sale of additional common stock could result in additional dilution to the Company's shareholders.

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

In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The SEC extended the effective date of SAB 101 to the fourth fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. The Company's management believes that its revenue recognition policy is in accordance with SAB 101 and adopted SAB 101 in the first quarter of 2000 without having to report accumulative change in accounting principle.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company's exposure to interest rates changes is not considered to be material to the Company. The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

The Company is exposed to the impact of changes in the market values of its investments. The Company invests in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. During the six months ended June 30, 2000, the Company recorded $1.3 million of impairments to investments.

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

CyberAction, Ltd. ("CyberAction") and the Company entered into a Marketing, License and Revenue Sharing Agreement (the "Agreement") dated May 21, 1996, as amended, granting certain international marketing rights to CyberAction. The parties have disagreed about contractual provisions and obligations. During the second quarter, the agreement was terminated and all outstanding claims were settled for $15,000 in cash, 91,628 shares of the Company's common stock and an option to purchase an additional 25,000 shares of the Company's common stock in the future, for a total value of $1.1 million.

ITEM 2.  CHANGES IN SECURITIES.

During the second quarter, the Company issued to CyberAction 91,628 shares of the Company's common stock and an option to purchase an additional 25,000 shares of the Company's common stock in the future pursuant to an exemption under section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   Exhibits:

      10.1 Employment Agreement by and between the Company and David M. Berray dated March 14, 2000.

      10.2 Employment Agreement by and between the Company and Dennis L. Santiago dated May 4, 2000.

      27     Financial Data Schedule

(B)   Reports on Form 8-K:

      A current report on Form 8-K was filed by the Company on May 17, 2000 announcing results of the first quarter of 2000.

      A current report on Form 8-K was filed by the Company on April 13, 2000 announcing the dismissal of Hein + Associates LLP as the Company's independent accountants and the engagement of Arthur Andersen LLP as the Company's new independent accountants.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TELESCAN, INC.

                                            /s/  PAUL A. HELBLING
                                            -----------------------------------
                                            Paul A. Helbling
                                            Chief Financial Officer
                                            A duly authorized officer of the
                                            Registrant
Date: August 14, 2000