Form 10-Q
period 2000-09-30
TELESCAN INC
filed 2000-11-13
CIK 832175

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-17508

                                 TELESCAN, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 72-1121748
     ------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)


5959 CORPORATE DRIVE, SUITE 2000, HOUSTON, TEXAS                77036
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

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

    $.01 par value per share Common Stock: 16,296,026 as of November 6, 2000.

                         TELESCAN, INC. AND SUBSIDIARIES
                               Report on Form 10-Q
                        Quarter Ended September 30, 2000


PART I.   FINANCIAL INFORMATION

Item  1.  Financial Statements.................................................2

Item  2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................9

Item  3.  Quantitative and Qualitative Disclosures About Market Risk..........14

PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings...................................................15

Item  2.  Changes in Securities and Use of Proceeds...........................15

Item  3.  Defaults upon Senior Securities.....................................15

Item  4.  Submission of Matters to a Vote of Security Holders.................15

Item  5.  Other Information...................................................16

Item  6.  Exhibits and Reports on Form 8-K....................................16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         TELESCAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
                                                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .................................................................   $           886    $        12,625
   Accounts receivable, net (allowance:  $565; $299) .........................................             8,529              5,033
   Notes receivable ..........................................................................             4,200              5,468
   Other current assets ......................................................................               462                552
                                                                                                 ---------------    ---------------
           TOTAL CURRENT ASSETS ..............................................................            14,077             23,678
Marketable securities ........................................................................            10,217             46,761
Deferred taxes ...............................................................................             9,134                 57
Investments ..................................................................................             2,978              3,919
Property and equipment, net ..................................................................             3,477              3,644
Software development costs, net ..............................................................               761              4,506
Other assets .................................................................................                 8                334
                                                                                                 ---------------    ---------------
           TOTAL ASSETS ......................................................................   $        40,652    $        82,899
                                                                                                 ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..........................................................................   $         3,812    $         3,550
   Deferred revenue ..........................................................................             5,289              8,817
   Other current liabilities .................................................................             2,373              1,262
                                                                                                 ---------------    ---------------
           TOTAL CURRENT LIABILITIES .........................................................            11,474             13,629
Capital lease obligations ....................................................................                97                271
Deferred taxes ...............................................................................              --               11,229
STOCKHOLDERS' EQUITY:
Convertible preferred stock (liquidation preference $25 per share)
   (shares issued and outstanding: 120,000; 120,000) .........................................                 1                  1
Common stock
   (shares issued and outstanding:  16,841,026; 16,548,859) ..................................               168                165
Additional paid in capital ...................................................................            69,372             66,875
Accumulated comprehensive income (loss) ......................................................           (14,484)            18,321
Accumulated deficit ..........................................................................           (25,976)           (27,592)
                                                                                                 ---------------    ---------------
           TOTAL STOCKHOLDERS' EQUITY ........................................................            29,081             57,770
                                                                                                 ---------------    ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................   $        40,652    $        82,899
                                                                                                 ===============    ===============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               SEPTEMBER 30                    SEPTEMBER 30
                                                                       ----------------------------    ----------------------------
                                                                           2000            1999            2000            1999
                                                                       ------------    ------------    ------------    ------------
REVENUE
    Service ........................................................   $      9,163    $      6,647    $     27,825    $     17,113
    Products .......................................................             20              88             110             397
                                                                       ------------    ------------    ------------    ------------
           Total revenue ...........................................          9,183           6,735          27,935          17,510
COSTS AND EXPENSES
    Cost of service ................................................          4,157           3,640          13,406          10,126
    Cost of products ...............................................             58              82             218             270
    Selling and marketing expenses .................................          1,993           1,256           5,223           3,485
    General and administrative expenses ............................          4,782           2,689          14,458           6,564
    Write-down of assets and unusual charges .......................          2,008            --             9,182            --
    Cost of acquisition opportunities ..............................          4,464             106           5,009           3,287
                                                                       ------------    ------------    ------------    ------------
           Total costs and expenses ................................         17,462           7,773          47,496          23,732
LOSS FROM OPERATIONS ...............................................         (8,279)         (1,038)        (19,561)         (6,222)
OTHER INCOME (EXPENSE)
    Gain on sale of marketable securities ..........................           --              --            20,696            --
    Interest, net ..................................................            135             164             548             172
    Other, net .....................................................             45               2              46             (61)
                                                                       ------------    ------------    ------------    ------------
           Total other income ......................................            180             166          21,290             111
                                                                       ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST ............         (8,099)           (872)          1,729          (6,111)
    Income tax benefit .............................................           --              --              --              --
    Minority loss ..................................................           --              --              --                56
                                                                       ------------    ------------    ------------    ------------

NET INCOME (LOSS) ..................................................         (8,099)           (872)          1,729          (6,055)
     Less:  Preferred stock dividends ..............................            (38)            (38)           (113)           (113)
                                                                       ------------    ------------    ------------    ------------
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS ..................   $     (8,137)   $       (910)   $      1,616    $     (6,168)
                                                                       ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE
    BASIC ..........................................................   $      (0.48)   $      (0.06)   $       0.10    $      (0.41)
    DILUTED ........................................................   $      (0.48)   $      (0.06)   $       0.09    $      (0.41)


                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                           (IN THOUSANDS)
Net income (loss) ..................................................   $     (8,099)   $       (872)   $      1,729    $     (6,055)
Change in net unrealized gains (losses) on marketable
    securities .....................................................         (8,989)           (364)        (52,911)            118
Deferred taxes on net unrealized gains (losses) on
    marketable securities ..........................................          3,416             124          20,106             (40)
                                                                       ------------    ------------    ------------    ------------
           COMPREHENSIVE LOSS ......................................   $    (13,672)   $     (1,112)   $    (31,076)   $     (5,977)
                                                                       ============    ============    ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                         NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30
                                                                                                 ----------------------------------
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ............................................................................   $         1,729    $        (6,055)
  Reconciling adjustments:
   Gain on sale of GlobalNet stock ...........................................................           (20,696)              --

   Write-down of assets and unusual charges ..................................................             8,704               --
   Cost of acquisition opportunities .........................................................             4,194               --
   Stock option compensation / warrants provided for services ................................               362                189
   Amortization of deferred revenue ..........................................................            (3,258)            (1,215)
   Depreciation and amortization .............................................................             2,320              2,532
   Minority interest in loss of subsidiary ...................................................              --                  (56)
  Changes in assets and liabilities:
   Increase in accounts receivable ...........................................................                (7)            (3,681)
   Decrease in other current assets ..........................................................               328                 99
   Decrease in accounts payable ..............................................................            (1,118)              (151)
   Increase in other current liabilities .....................................................               550              1,901
                                                                                                 ---------------    ---------------
        Net cash used in operating activities ................................................            (6,892)            (6,437)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ........................................................            (1,381)            (2,002)
  Additions to software development cost .....................................................              (581)              (898)
  Purchases of investments ...................................................................            (3,639)            (6,600)
  Other ......................................................................................               525                114
                                                                                                 ---------------    ---------------
        Net cash used in investing activities ................................................            (5,076)            (9,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock ....................................................              --               32,628
  Proceeds from exercise of stock options ....................................................               685              1,289
  Preferred dividends paid ...................................................................              (113)              (113)
  Equity transaction of pooled company, net of cash ..........................................              --                  157
  Increase in capital lease obligations ......................................................                20                340
  Payments on notes payable and capital lease obligations ....................................              (363)            (2,547)
   Other .....................................................................................              --                   28
                                                                                                 ---------------    ---------------
        Net cash provided by financing activities ............................................               229             31,782
                                                                                                 ---------------    ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................................           (11,739)            15,959
CASH AND CASH EQUIVALENTS:
  Beginning of period ........................................................................            12,625              1,539
                                                                                                 ---------------    ---------------
  End of period ..............................................................................   $           886    $        17,498
                                                                                                 ===============    ===============
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
  Net unrealized gain (loss), net of tax .....................................................   $       (30,302)   $            78
  Exercise of GlobalNet option through sale of GlobalNet stock ...............................            33,227               --
  Stock received in lieu of payment of services rendered .....................................              --                4,875
  Acquisition of assets for stock ............................................................               350               --
  Conversion of note receivable into equity investment .......................................                64               --
  Company common stock exchanged for investment in GlobalNet .................................              --                6,335

                     The accompanying notes are an integral
                      part of these financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. COST OF ACQUISITION OPPORTUNITIES

On August 16, 2000, the Company entered into a merger agreement with GlobalNet Financial.com, Inc. ("GlobalNet"). During the ensuing due diligence period, the companies determined that each of their strategies would be best served if they were pursued separately. On September 25, 2000, a termination agreement was signed. The costs associated with this acquisition opportunity totaling $4.5 million were expensed in third quarter 2000. The material terms of the termination agreement and the resulting accounting treatment are as follows:

 o GlobalNet purchased 276,495 shares of GlobalNet common stock the Company owned for $6.00 per share. The Company recognized a loss of $1.7 million on this transaction, which is included in Cost of Acquisition Opportunities.

 o The Company delivered 272,500 shares of GlobalNet common stock the Company owned to GlobalNet in exchange for the 545,000 shares of the Company common stock GlobalNet owned, which the Company subsequently canceled. The Company recognized a loss of $1.6 million on this exchange, which is included in Cost of Acquisition Opportunities.

 o GlobalNet paid the Company $250,000 as compensation for expenses incurred in connection with the acquisition thereby reducing the Company's legal, accounting, investment banking services and other costs to $1.1 million, which is included in Cost of Acquisition Opportunities.

 o The Company and GlobalNet terminated most of their contracts and agreements. Termination of the contracts relieved the Company of any future obligation to perform under these contracts and thus, the deferred license and hosting fees of $1.0 million are recognized currently into revenue. In addition, Telescan incurred $90,000 of expense to write off outstanding receivables from GlobalNet, which is included in Cost of Acquisition Opportunities.

During the second quarter, the Company had incurred $545,000 in cost associated with other acquisition opportunities that failed to materialize.

3. MARKETABLE SECURITIES TRANSACTIONS

In the first quarter of 2000, the Company acquired 309,000 shares of the common stock of Stockwalk.com Group, Inc. ("Stockwalk"), with warrants attached to purchase an additional 30,900 shares, in exchange for licensing proprietary technology and investment analytics and $1.25 million in cash. This investment is classified as available-for-sale and carried at fair market value with changes in fair market value included in comprehensive income, net of tax, and classified as a separate component of stockholders' equity.

During the first six months of 2000, the Company sold 752,713 shares of its investment in GlobalNet common stock for approximately $21.4 million, or $28.42 per share. The proceeds from this sale, along with an additional 329,882 shares, were used to exercise an option the Company had obtained in March 1999 to acquire up to 19.9% of total GlobalNet common stock. As a result of these transactions, the Company recognized a $20.7 million realized gain and held an approximate 14.8% interest in GlobalNet at the end of June. In September 2000, due to the merger termination agreement with GlobalNet, the Company exchanged 272,500 shares of GlobalNet common stock for 545,000 shares of the Company's common stock GlobalNet owned. In addition, GlobalNet purchased 276,495 shares of GlobalNet common stock from the Company for $6.00 per share. The losses on these transactions are included in Cost of Acquisition Opportunities discussed in Note 2 above. At September 30, 2000, the Company holds 2,000,001 shares of GlobalNet common stock with a discounted market value of $6.7 million. This investment is classified as available-for-sale. See Note 8 for discussion of subsequent dispositions of GlobalNet shares.

4. WRITE-DOWN OF ASSETS AND UNUSUAL CHARGES

Management is continuing its review of operations to identify assets and product lines expected to provide the greatest growth potential for the Company along with those that do not offer sufficient returns. The Company recognized the following write-downs and other charges during the year:

($ in millions)                                                                                        SEPTEMBER 30, 2000
                                                                                                ---------------------------------
                                                                                                                       NINE
                                                                                                    THREE             MONTHS
                                  DESCRIPTION OF CHARGE                                          MONTHS ENDED          ENDED
---------------------------------------------------------------------------------------------   ---------------   ---------------
Technology assets no longer deemed strategic or productive ..................................   $          --     $           4.1
Investments:
 o InvestorIQ - company in liquidation ......................................................               1.8               1.8
 o Telebuild - Impaired; Company does not expect to recover investment ......................              --                  .4
 o Trading Technologies Corp. - product being pursued was not viable ........................              --                  .9
Legal settlement - CyberAction ..............................................................              --                 1.1
Severance charges ...........................................................................                .1                .5
Discontinued product lines ..................................................................                .1                .4
                                                                                                ---------------   ---------------
      Total write-down of assets and unusual charges ........................................   $           2.0   $           9.2
                                                                                                ===============   ===============

5. INCOME TAXES

The Company believes it has sufficient net operating loss carryforwards to absorb any potential tax impact that may arise by the end of the year. The Company has approximately $19 million in net operating loss carryforwards and a valuation allowance has been provided for the majority of the deferred tax assets related to these net operating losses.



6. CALCULATION OF EARNINGS PER SHARE

 The calculation of earnings per share was as follows:

(in thousands, except                 THREE MONTHS ENDED         NINE MONTHS ENDED
 per share amounts)                      SEPTEMBER 30              SEPTEMBER 30
                                   -------------------------  ------------------------
                                      2000         1999           2000         1999
                                    --------      -------       --------       -------
 Net income (loss) attributable     $(8,137)      $ (910)       $  1,616       $(6,168)
   to common shareholders (a)
 Dividends on preferred stock           - (c)           - (c)        113             - (c)
                                    -------       -------       --------       -------
 Net income (loss) attributable
   to common shareholders,
   assuming dilution (b)            $(8,137)      $ (910)       $  1,729       $(6,168)
                                    =======       =======       ========       ========

 Average shares outstanding (a)      16,829        16,174        16,737         15,142
 Effect of dilutive securities
    Convertible preferred stock         -(c)            - (c)     1,742              - (c)
    Stock options                       -(c)            - (c)       277              - (c)
                                    ------        -------      --------        -------
 Average shares outstanding,
   assuming dilution (b)             16,829        16,174        18,756         15,142
                                    =======       =======      ========        =======

 Net income (loss) per common
 share
    Basic                          $  (0.48)      $ (0.06)      $  0.10        $ (0.41)
    Diluted                        $  (0.48)      $ (0.06)      $  0.09        $ (0.41)

    (a) Used to compute basic earnings per share.
    (b) Used to compute diluted earnings per share.
    (c) Because the Company is in a loss position, the stock options and convertible preferred stock are antidilutive.

7. CONTINGENCIES

From time to time the Company is involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that all pending litigation will be resolved without a material effect on the Company's financial position or results of operations.

In August 2000, a lawsuit was filed against the Company in the United States District Court for the Southern District of New York by a former employee alleging that the Company failed to grant him certain stock options to which he was entitled. The Company has responded to the complaint and the case is proceeding before the court. Although no assurances can be given, the Company believes that the ultimate resolution of the litigation will not have a material adverse impact on the Company's financial position or results of operations.

8. SUBSEQUENT EVENTS

In October 2000, the Company settled its outstanding claim with Web Street Securities, Inc. The terms of the settlement are confidential and its impact on the Company's financial statements was immaterial.

The GlobalNet termination agreement discussed in Note 2 above included a provision to prevent the Company from selling, transferring, or disposing of its shares of GlobalNet common stock before July 1, 2001, except for the right to sell 50,000 shares per month for six consecutive months beginning October 1, 2000. The Company exercised this right and sold 50,000 shares in October 2000 and will recognize a $353,000 realized loss on marketable securities for the October sales in the fourth quarter. Management may sell the shares as needed to meet liquidity needs in the future.

In October 2000, the Company reduced staffing further. At November 1, total personnel are 206, reflecting a 35% reduction for the year through layoffs, attrition and the elimination of open positions. In addition, the Board of Directors approved a proposal to grant current employees approximately 391,000 new stock options and to accelerate the vesting of approximately 922,000 existing options to motivate and retain the Company's remaining core talent pool. Because the market price was below the strike price on the unvested options, no compensation expense was required to be recorded as a result of this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Telescan, Inc. ("Telescan" or the "Company") is an industry leader in providing Internet services for the financial industry and proprietary analytical tools and content to individual investors. The Company markets its products to consumers and businesses. The Company's Consumer Division manages a collection of Web sites, including INVESTools.com and WallStreetCity.com with the common goal of simplifying and enriching the investing consumer's financial life. The consumer division manages more than 1.4 million active users and more than 50,000 paying subscribers. The Company's Business to Business Division provides Internet services via private-label and co-branded versions of its proprietary Internet technology to many of the nation's leading financial services and media companies including America Online, American Express, CNBC.com, Forbes, and Time Inc. New Media (Fortune). The Business to Business Division also markets a QuickTools product line of predefined technology modules to the middle market, offering greater flexibility to meet the needs of the middle market customer.

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

RECENT DEVELOPMENTS

On August 16, 2000, the Company entered into a merger agreement with GlobalNet Financial.com ("GlobalNet") in which each share of Telescan common stock would be exchanged for 0.50 shares of GlobalNet common stock. During the ensuing due diligence period, the companies determined that each of their strategies would be best served if they were pursued separately. On September 25, 2000, a termination agreement was signed and the costs associated with this acquisition opportunity totaling $4.5 million were expensed. A summary of the material terms of the termination agreement is as follows:

 o The Company delivered 272,500 shares of GlobalNet common stock the Company owned to GlobalNet in exchange for the 545,000 shares of the Company common stock GlobalNet owned, which the Company subsequently canceled.

 o GlobalNet purchased 276,495 shares of GlobalNet common stock the Company owned for $6.00 per share.

 o GlobalNet paid the Company $250,000 in cash as compensation for expenses incurred in connection with the acquisition.

 o The Company and GlobalNet terminated most of their contracts and agreements, and dismissed all outstanding receivables.

 o The Company cannot sell, transfer, or dispose of its shares of GlobalNet common stock until July 1, 2001, except for 50,000 shares per month for six consecutive months beginning October 1, 2000.

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

Service revenues for the quarter ended September 30, 2000 increased $2.5 million or 38% over the same period in the prior year. Business to consumer revenues increased 31% over the prior year primarily due to an increase in both subscription and advertising revenue. Revenue from business to business commerce includes accelerated deferred revenue related to the termination of the GlobalNet contract discussed above. Termination of the contracts relieved the Company of any future obligation to perform under these contracts and thus, the deferred license and hosting fees of $1.0 million are recognized currently into revenue. Excluding the accelerated revenue, revenue from business to business commerce increased 21% over the third quarter of 1999 due to increased business with Citicorp, Individual Investor, Stockwalk and FreeRealTime, and the generation of new business through the Company's QuickTools product line. As the market continues to shift to Internet-based services, product revenue continues to decline and is now a non-strategic and immaterial part of our business.

Cost of service increased $517,000 or 14% compared to the third quarter of 1999 primarily due to increased royalties offset by declines in capitalized software amortization and communications costs. Cost of products decreased due to lower sales.

Selling and marketing expenses increased $737,000 or 59% compared to the third quarter of 1999 primarily due to increased advertising costs and salaries.

General and administrative costs increased $2.1 million to $4.8 million for the third quarter of 2000. The increase in costs is due to increased compensation of approximately $1.3 million reflecting increased salaries and personnel during the period. In addition, rent, depreciation, equipment rental, legal fees, and travel increased a total of approximately $598,000 primarily due to implementing the new management structure. However, in response to market conditions, the Company began scaling back operations in May and reduced the workforce by 16% through the end of September. As a result, general and administrative costs are down slightly from the second quarter of 2000.

During the third quarter, the Company recognized the following additional write-downs and other charges as a result of its continuing review of operations:

 o   Investment in Investor IQ - company in liquidation - $1.8 million
 o   Discontinued product line - no longer deemed strategic - $127,000.
 o Severance charges - due to additional workforce reductions in the third quarter - $130,000.

Cost of Acquisition Opportunities in the third quarter of 2000 includes the costs associated with the termination of the merger agreement with GlobalNet discussed above of $4.5 million as follows:

 o   $1.7 million loss on sale of GlobalNet shares.
 o   $1.6 million loss on exchange of shares.
 o $1.1 million in acquisition costs for legal, accounting, investment banking and other fees.

 o   $90,000 write-off of GlobalNet receivables.

In the third quarter of 1999, these costs related to the acquisition of INVESTools, Inc. in May 1999, which was accounted for as a pooling of interests.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30 1999

Service revenues for the nine months ended September 30, 2000 increased $10.7 million or 63% over the prior year. Revenue from business to business commerce includes $1.0 million of accelerated revenue related to the termination of the GlobalNet contract discussed above. Excluding the accelerated deferred revenue, revenue from business to business commerce increased 92% over the prior year primarily due to (i) new contracts with Forbes, TeamVest, Individual Investor, FreeRealTime, Quick & Reilly, and Tachyon, (ii) additional site enhancements in the current year for NBC, GlobalNet, Stockwalk, CitiCorp, American Express and Online Investor's Advantage and (iii) the generation of new business through the Company's QuickTools product line. Business to consumer revenues increased $4.2 million or 50% primarily due to increases in subscription and advertising revenue partially offset by declines in online software revenue. As the market continues to shift to Internet-based services, product revenue continues to decline and is now a non-strategic and immaterial part of our business.

Cost of services increased $3.3 million or 32% compared to the nine months ended September 30, 1999 primarily due to increased royalties partially offset by decreasing capitalized software amortization and communication costs. Cost of products decreased due to lower sales.

Selling and marketing expenses increased $1.7 million or 50% compared to the nine months ended September 30, 1999 primarily due to increased advertising and travel expenses.

General and administrative costs increased $7.9 million to $14.5 million for the nine months ended September 30, 2000. The increase in costs is primarily due to increased compensation of approximately $4.5 million, reflecting higher salaries due to increased staffing at the end of 1999 and beginning of 2000. In response to changing market conditions, the Company began scaling back operations and has reduced personnel by 16% during the third quarter and continues to do so into the fourth quarter. In addition, rent, depreciation, equipment rental, recruiting expenses and consulting fees increased a total of approximately $1.3 million. Cost related to implementing the Company's new management structure and growth strategy, such as legal fees, travel, accounting fees, and investor relations' fees also increased approximately $1.1 million over the prior year.

As discussed above, management continues its review of operations to identify assets and product lines expected to provide the greatest growth potential for the Company along with those that do not offer sufficient returns. The Company recognized the following write-downs and other charges during the year:

($ in millions)                                                                                           SEPTEMBER 30, 2000
                                                                                                  ---------------------------------
                                                                                                   THREE MONTHS       NINE MONTHS
                             DESCRIPTION OF CHARGE                                                     ENDED             ENDED
-----------------------------------------------------------------------------------------------   ---------------   ---------------
Technology assets no longer deemed strategic or productive ....................................   $          --     $           4.1
Investments:
 o InvestorIQ - company in liquidation ........................................................               1.8               1.8
 o Telebuild - Impaired; Company does not expect to recover investment ........................              --                  .4
 o Trading Technologies Corp. - product being pursued was not viable ..........................              --                  .9
Legal settlement - CyberAction ................................................................              --                 1.1
Severance charges .............................................................................                .1                .5
Discontinued product lines ....................................................................                .1                .4
                                                                                                  ---------------   ---------------
      Total write-down of assets and unusual charges ..........................................   $           2.0   $           9.2
                                                                                                  ===============   ===============

Cost of Acquisition Opportunities includes $4.5 million of costs associated with the termination of the merger agreement with GlobalNet discussed above and the remaining $545,000 relates to other acquisition opportunities earlier in the year. In 1999, $3.3 million of costs were expensed related to the acquisition of INVESTools, Inc., which closed in May 1999 and was accounted for as a pooling of interests.

During the first six months of 2000, the Company sold 752,713 shares of its investment in GlobalNet common stock for approximately $21.4 million, or $28.42 per share. The proceeds from this sale, along with an additional 329,882 shares, were used to exercise an option the Company had obtained in March 1999 to acquire up to 19.9% of total GlobalNet common stock. As a result of these transactions, the Company recognized a $20.7 million realized gain and held an approximate 14.8% interest in GlobalNet at the end of June. At September 30, 2000, the Company held 2,000,001 shares of GlobalNet common stock with a discounted market value of $6.7 million. See Note 8 for discussion of subsequent dispositions of GlobalNet shares.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, cash and cash equivalents totaled $886,000, an $11.7 million decrease from December 31, 1999. The decrease was primarily due to net cash used by operations, including merger activities, and investing activities.

Net cash used in operations totaled $6.9 million for the nine months ended September 30, 2000. Net income of $1.7 million included non-cash gains from the sale of GlobalNet stock of $20.7 million and non-cash revenue of $3.3 million offset by non-cash charges of $8.7 million for asset write-downs and unusual charges discussed above, $4.2 million of non-cash Cost of Acquistion Opportunities and routine non-cash depreciation and amortization of $2.3 million. Working capital assets used $247,000 in cash primarily due to the decrease in accounts payable offset slightly by an increase in other current liabilities.

Net cash used by investing activities was $5.1 million for the nine months ended September 30, 2000. Uses of cash included purchases of investments earlier in the year and equipment.

Net cash provided by financing activities was $229,000 in first nine months of 2000, primarily attributable to proceeds from the exercise of stock options partially offset by payments on capital lease obligations.

The Company currently has no material commitments other than those under operating and capital lease agreements.

As a result of the termination of the merger agreement with GlobalNet, aggressive collections of receivables, and the sale of GlobalNet shares on the market, the Company's current cash balance is in excess of $3 million. Additionally, the cost reduction steps taken by the Company during the second and third quarter have reduced negative cash flow to approximately $500,000 per month and that negative cash flow is expected to continue to decline. As a result, the Company's current cash on hand is sufficient to fund operations through the end of the first quarter of 2001. Additionally, given its marketable securities, investments, and receivables, combined with no current debt balance, the Company is confident in its ability to raise further capital.

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

In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The SEC extended the effective date of SAB 101 to the fourth fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. The Company's management believes that its revenue recognition policy is in accordance with SAB101.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, and as amended by Financial Accounting Standards Board Statement No. 137, effective for years beginning after June 15, 2000, requires derivatives to be recorded in the balance sheet as an asset or liability measured at its fair value, with changes in the derivatives fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not invest in derivative instruments and therefore does not believe that this statement will have a material impact on the financial statements.

SUBSEQUENT EVENTS

In October 2000, the Company settled its outstanding claim with Web Street Securities, Inc. The terms of the settlement are confidential and its impact on the Company's financial statements was immaterial.

The GlobalNet termination agreement discussed in Note 2 above included a provision to prevent the Company from selling, transferring, or disposing of its shares of GlobalNet common stock before July 1, 2001, except for the right to sell 50,000 shares per month for six consecutive months beginning October 1, 2000. The Company exercised this right and sold 50,000 shares in October 2000 and will recognize a $353,000 realized loss on marketable securities related to the October sales in the fourth quarter. Management may sell the shares as needed to meet liquidity needs in the future.

In October 2000, the Company reduced staffing further bringing the total personnel count down to 206 at the end of October, a 35% reduction for the year through layoffs, attrition and the elimination of open positions. In addition, the Board of Directors approved a proposal to grant current employees approximately 391,000 new stock options and to accelerate the vesting of approximately 922,000 existing options to motivate and retain the Company's remaining core talent pool. Because the market price was below the strike price on the unvested options, no compensation expense was required to be recorded as a result of this action.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company's exposure to interest rate changes is not considered to be material to the Company. The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

The Company is exposed to the impact of changes in the market values of its investments. The Company invests in equity instruments of publicly and privately-held, information technology companies for business and strategic purposes. These investments are included in long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. During the nine months ended September 30, 2000, the Company recorded $3.1 million of impairments to investments.

A downturn in the equity markets could cause a reduction in revenue since the number of subscribers tends to increase in an upward market. Such a downturn could have an adverse effect on the Company's financial position and results of operations; however, the Company believes that the effect of such adverse conditions would be minimized by its alliances with third parties, which in some cases provide for guaranteed minimum payments.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time the Company is involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that all pending litigation will be resolved without a material effect on the Company's financial position or results of operations.

In August 2000, a lawsuit was filed against the Company in the United States District Court for the Southern District of New York by a former employee alleging that the Company failed to grant him certain stock options to which he was entitled. The Company has responded to the complaint and the case is proceeding before the court. Although no assurances can be given, the Company believes that the ultimate resolution of the litigation will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders ("Annual Meeting") on August 9, 2000. The purpose of the Annual Meeting was to elect its directors for the ensuing year, to ratify Arthur Andersen LLP as auditors for 2000, and to ratify the Company's 2000 Stock Option Plan.

At the Annual Meeting, Lee K. Barba, David L. Brown, Elisabeth Y. Sami, William
D. Savoy and Stephen C. Wood were elected as directors of the Company. The number of votes for and withheld are detailed below for each director.

                                       FOR                WITHHELD
                                 -----------------   --------------------
Lee K. Barba                        10,878,474            448,247
David L. Brown                      10,878,702            448,019
Elisabeth Sami                      10,880,144            446,577
William D. Savoy                    10,495,079            831,642
Stephen C. Wood                     10,889,782            436,939

The Board of Directors recommended that the stockholders ratify their action in appointing Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2000. The stockholders voted 11,253,253 shares for the ratification of Arthur Andersen LLP as auditors for 2000. There were 21,333 abstentions and 52,135 votes cast against such ratification.

The Board of Directors recommended that the stockholders ratify the Company's 2000 Stock Option Plan. The stockholders voted 9,918,317 shares for the ratification of the 2000 Stock Option Plan. There were 116,766 abstentions and 1,291,638 votes cast against such ratification.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   Exhibits:

      27     Financial Data Schedule

(B)   Reports on Form 8-K:

      A current report on Form 8-K was filed by the Company on September 28, 2000 announcing the termination of the merger agreement with GlobalNet.

      A current report on Form 8-K was filed by the Company on August 18, 2000 announcing that the Company entered into a merger agreement with GlobalNet.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TELESCAN, INC.

                                  /s/  PAUL A. HELBLING
                                  -----------------------------------
                                  Paul A. Helbling
                                  Chief Financial Officer
                                  A duly authorized officer of the
Registrant
Date:  November 10, 2000