Form 10-K
period 2000-12-31
TELESCAN INC
filed 2001-04-02
CIK 832175

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes    X                   No
               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information ( ) statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 16, 2001, based upon the average bid and asked price of the common stock on Nasdaq National Market for such date, was approximately $15 million. The number of outstanding shares of the Registrant's common stock on March 16, 2001 was 16,296,026.

                                 TELESCAN, INC.
                             FORM 10-K REPORT INDEX


PART I                                                                                                 3

Item 1.     Business...................................................................................3
Item 2.     Properties.................................................................................7
Item 3.     Legal Proceedings..........................................................................8
Item 4.     Submission of Matters to a Vote of Security Holders........................................8

PART II                                                                                                9

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......................9
Item 6.     Selected Financial Data...................................................................10
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....11
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk................................18
Item 8.     Financial Statements and Supplementary Data...............................................19
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......19

PART III                                                                                              20

Item 10.    Directors and Executive Officers of the Registrant........................................20
Item 11.    Executive Compensation....................................................................23
Item 12.    Security Ownership of Certain Beneficial Owners and Management............................26
Item 13.    Certain Relationships and Related Transactions............................................27

PART IV                                                                                               29

Item 14.    Exhibits, Financial Statements and Reports on Form 8-K....................................29

                                     PART I

ITEM 1.    BUSINESS

           GENERAL
           Telescan, Inc. ("Telescan" or the "Company") is committed to helping investors improve their investment results through advice and the educated use of proprietary investment search tools. The Company provides financial products and services marketed through two divisions. The Company's marketing divisions are:

            o The Consumer Division delivers premium investment advice and education to individual investors online through two Web properties, INVESTools.com and WallStreetCity.com. INVESTools.com publishes actionable investment advice and education, and WallStreetCity.com is well known for its investment search tool, ProSearch. The Division also offers private-label subscription marketing and e-mail list management services to marquee clients like Gilder Publishing, TheStreet.com, TradingMarkets.com and StockJungle.

            o The Business-to-Business Division offers an array of online financial solutions to businesses seeking to expand their offerings online and gain greater cost efficiency through outsourcing. The Company's business clients include many of the nation's leading financial services and media companies, including America Online, American Express, BusinessWeek Online, CNBC.com, Forbes and Quick & Reilly.

           CORPORATE BACKGROUND

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

           On May 28, 1999, the Company completed the acquisition of INVESTools, Inc. ("INVESTools") pursuant to which the INVESTools' stockholders exchanged all of their shares for shares of the Company's common stock in a business combination that was accounted for as a pooling-of-interests.

           SERVICES AND PRODUCTS

                  CONSUMER DIVISION
                  The Consumer Division publishes premium investment advice, education, tools and analytics for individual investors online through two Web properties, INVESTools.com and WallStreetCity.com. In addition, the Consumer Division operates a subscription marketing service and an e-mail list management service. The group manages more than 40,000 paying subscribers.

                       INVESTools.com
                       INVESTools.com is a leading investment advice Web site featuring continually updated portfolio advice from recognized money managers. The site receives 300,000 unique visitors per month and provides more than 200,000 investors with a free weekly e-mail digest of recommendations. Customers pay a monthly fee to access content delivered by 34 investment advisors. The content is enhanced by interactive online tools such as e-mail hotlines, discussion threads and portfolio alerts. INVESTools.com differentiates itself from standard investment newsletter Web sites by developing and supporting online interfaces that encourage interactive relationships between advisors and their subscribers, and among the subscribers themselves.

                       WallStreetCity.com
                       WallStreetCity.com is the culmination of Telescan's 18 years of dedication to create the most dynamic, innovative financial analysis tools now available on the Internet. The site provides investors with a comprehensive historical market database, free real-time quotes, streaming real-time data feeds, in-depth industry group analysis and powerful investment search and portfolio tools. WallStreetCity.com is well known for its ProSearch(TM) screening application, which is available to end-users. Using ProSearch, users can build customized searches or select pre-built searches that are complemented with commentary and education from WallStreetCity analysts. Through a strategic alliance with TradingMarkets.com, users also gain access to investment courses written by professional traders with a proven track record of success. While a wealth of information is available on the site at no charge, Telescan's cutting edge search technology and streaming real-time data are available only to paid subscribers.

                       Subscription Marketing Service
                       The Subscription Marketing Service helps online financial information companies acquire subscribers to online subscription products and realize maximum life time value from those subscribers. Well known investment sites like Gilder Publishing and TheStreet.com benefit from the Consumer Division's subscription marketing expertise and infrastructure.

                       E-mail Marketing Service
                       The E-mail Marketing Service helps online financial information companies manage their e-mail lists, send value-added e-mail content and track advertising results. Through strategic alliances with StockJungle.com, FreeRealTime.com and TradingMarkets.com, the number of registered e-mail addresses under management or represented by the division's advertising sales force increased to 1.1 million during 2000.

                  BUSINESS-TO-BUSINESS DIVISION
                  As an Application Service Provider (ASP), the Company's Business-to-Business Division offers businesses of varying sizes an array of online financial solutions to meet the unique requirements of each customer's Internet business strategy, along with site development and hosting services. Financial online solutions include quotes, news, reports, charts, portfolio tools, equity and mutual fund screening tools, Telescan commentary and a growing list of third-party products. Solutions can be developed and operational in a fraction of the time and cost it would take an organization to do it independently, without major investments in hardware, networking or technical support.

                       Custom Solutions
                       Telescan's Custom Solutions application services product offers businesses a private-labeled or co-branded solution, customized financial content and a unique "look and feel." During the year, the Company extended its existing business relationship with Online Investors Advantage and entered into new relationships with BusinessWeek Online, CompuServe, Forbes, Quick & Reilly and StockWalk Group, Inc. Each relationship represents a unique opportunity for Telescan and is an endorsement of the value of the Company's proprietary technology.

                       QuickTools
                       During 2000, Telescan introduced QuickTools, a new application services product. QuickTools delivers a high value, low cost, financially oriented Web site to small and mid-sized companies seeking a fast and affordable Internet strategy solution. QuickTools' packaged applications include such tools as stock quotes, graphs, portfolio and news reports, along with "Quick Search," a feature-rich, easy-to-use stock and mutual fund screening tool. Content within each packaged application is organized in easy-to-use templates that can be quickly added into a customer's existing Web site. Application packages vary depending upon the level of content received and require a minimum one-year contract.

           BUSINESS STRATEGY
           In late 1999, the Company began to pursue an aggressive three to five-year growth target to penetrate global markets and to expand organically and through acquisitions. As the Company witnessed the weakness in the Internet financial marketplace during 2000, particularly related to technology companies, the Company reevaluated its business strategy and made adjustments designed to ensure the Company would emerge as a key player in the industry. As part of this reevaluation, the Company began refocusing its attention on its core domestic operations and made organizational and governance changes designed to enhance growth. The Company's resulting strategy seeks to expand the Company's revenue base and scale the Company's cost structure in line with revenues. Management will execute this strategy through: 1) new products and technology; 2) new market penetration; and 3) mergers with or acquisitions of complementary businesses.

                  PRODUCTS AND TECHNOLOGY

                       New Product Offerings
                       The Company reviewed its product offerings and determined that additional products and services would need to be added to sustain market leadership. To enhance existing offerings, the Company added new products and services through relationships with third parties and redesigned its WallStreetCity.com Web site.

                           Consumer Division
                           The Consumer Division introduced several new products during the year through its INVESTools.com Web property. New products included:

                            o "Schaeffer's Internet Stock Alert" and "10 Days to Successful Options Trading" by Bernie Schaeffer

                            o      "The Pure Fundamentalist" by Alvin Toral

                            o      "The Technology Digest" by Nancy Zambell

                            o      "The MoneyPaper" by Vita Nelson

                            o      "The Buyback Premium Portfolio" by David
                                   Fried

                            o "FXC's Top 10 Stock Picks for 2001 Report" by Frank Curzio

                            o      "The 2001 Investor Survival Guide"

                           New partners are chosen based on their successful long-term track record, the ability to clearly communicate with subscribers on a regular basis and the ability to stick to an understandable, actionable investing style that serves to immediately benefit users. Although this approach limits the number of advisors the Company will work with, it reinforces INVESTools.com's position as a trusted distributor of investment advice in the marketplace.

                           During 2000, the Consumer Division also relaunched WallStreetCity.com with a new interface allowing investors to easily navigate the site's powerful suite of analytical tools. The redesigned site features a new floating stock ticker and redesigned portfolios.

                           Business-to-Business Division
                           With the addition of third-party products from FinanceCenter.com, Money.net, Prophet Financial and TeamVest, the Company continues to offer its business clients a unique set of solutions to meet their changing needs.

                       New Technology
                       In addition to new products, Telescan modified its technology during the year to build a stable, scalable platform for the future and to support the Company's product development culture. Changes made to the Company's technological platform created a more flexible and modularized architecture. In addition, implementation of caching technology increased the speed and performance of the Company's hosting services.

                       The Company also expanded its offerings to wireless platforms, including Wireless Application Protocol (WAP) enabled cellular phones and the Palm(TM) VII and modem equipped Palm V series of handheld computers.

                  MARKET PENETRATION

                       Domestic
                       The Company redirected its focus to the domestic market and will continue to concentrate its efforts on penetrating the previously untapped middle market of small and mid-sized companies. The Company began to market its QuickTools application services product more aggressively during the second half of 2000, following completion of changes to the Company's technology platform. Combined with Telescan's Custom Solutions application services product and the products and services from the Consumer Division, the Company believes it has the broadest set of products to meet the needs of the markets the Company serves.

                       Global
                       As a result of changes in the Internet and the high technology industries during 2000, Telescan began redirecting its focus from aggressive global expansion to keeping pace with the changing market and meeting clients' needs. With the addition of multiple foreign exchanges to the Company's products and services throughout the year, the Company believes current market data feeds are sufficient to meet anticipated demands at this time. Telescan will continue to explore opportunities to penetrate global markets, particularly in Europe, Asia and Latin America.

                  MERGERS & ACQUISITIONS
                  During the year, Telescan evaluated a number of opportunities to add key technologies, enhance market presence and complement existing products and services through merger and acquisition activities. Aggressive consolidation within the technology and financial services industries continues to encourage the Company to explore merger and acquisition opportunities to add products and/or technologies, increase market share, add to critical mass and improve liquidity.

           MARKETING
           The Company's marketing objectives are focused on increasing the number of new customers, selling additional products and services to existing customers and lowering customer acquisition costs. The Company utilizes public relations campaigns, e-mail and print advertising, banner ads, joint marketing agreements and trade show participation as marketing tools to achieve these objectives.

           Customer retention is also an integral component in the Company's marketing strategy. Maintaining and developing the existing customer base is accomplished by providing comprehensive and high quality data, ongoing content and product updates, offering customer training and conducting reactivation campaigns to encourage inactive customers to return.

           CUSTOMERS
           The Company has an agreement with BPI Communications, Inc. ("BPI") to provide BPI hosting and development services for multiple BPI Web sites. Revenue for these services represented 12% and 10% of total revenue for 2000 and 1999, respectively. This agreement was amended on December 31, 2000 to a fixed fee arrangement for the first three months of 2001 and then the agreement and the fees are renewed month-to-month thereafter.

           The Company has a license agreement with NBC, whereby NBC uses Telescan's proprietary Internet technology for use on CNBC.com, a comprehensive Web site for personal finance. Under the agreement, Telescan developed the financial content portion of the CNBC.com Web site and currently provides hosting services for such content. Revenue from these services accounted for 10% and 13% of total revenue in 2000 and 1999, respectively. The Company generates revenue under the agreement from cost reimbursement, fixed monthly license fees and a percentage of advertising revenue generated from the site.

           There were no other customers that generated greater than 10% revenue in 2000, 1999, or 1998.

           PROPRIETARY RIGHTS
           The Company attempts to protect its trade secrets and other proprietary information with product development partners, employees and consultants through nondisclosure agreements, contract provisions and copyright, patent, trademark and trade secret laws. With respect to technologies that the Company has licensed to third parties for use in specific applications or platforms, the Company has entered into technology licensing agreements, which are intended to protect the proprietary rights of the Company related to the source code of the Company's products as a trade secret and as an unpublished copyright work. Although the Company intends to protect and defend its proprietary rights vigorously, there can be no assurance that these measures will be successful.

           The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, and the Company is not aware of any current infringement claims against the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future features, contents or services, or that any such assertion may not result in litigation or require the Company to enter into royalty arrangements.

           COMPETITION
           The Company competes with companies that operate proprietary platforms and/or Internet financial Web sites, many of which have significantly greater financial, technical and marketing resources than the Company. Despite recent market volatility, new competitors continue to enter the marketplace as a result of perceived future opportunities. The Company believes the principal competitive factors in the Internet financial services market include system performance, product differentiation, quality of content, user friendliness, price, customer support, effective marketing techniques and the ability to earn a profit. With a redirected focus towards profitability, the Company believes that it competes effectively in these areas. However, continued competitive pressures could result in price reductions, increased spending on product development and reduced market share, which could adversely affect the Company's financial condition and operating results. The Company believes that its revenue expansion strategy to: 1) add new products and technology; 2) penetrate new markets; and 3) merge with or acquire complementary businesses, will serve to lessen the impact of future competitive pressures on the Company.

           EMPLOYEES
           As of December 31, 2000, the Company had 167 full-time employees. Although the Company experienced a series of layoffs in 2000 to align staffing and expenses with forecasted revenues, Telescan believes that its relationship with its employees is good. In an effort to motivate and retain the Company's remaining core talent pool in the existing tight employment market, the Company accelerated the annual distribution of fiscal year 2001 stock option awards to the staff and management to October 2000. Additionally, the Company vested all outstanding stock options, most of which had an exercise price that was significantly higher than the Company's current stock price.

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

           The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Any document the Company files with the SEC may be read or copied at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's SEC filings are also available to the public at the SEC's Web site located at http://www.sec.gov.

ITEM 2.    PROPERTIES

           The Company's principal executive offices, as well as its principal marketing, computer operations and product development activities, are located in leased facilities in Houston, Texas, consisting of a total of 77,116 square feet. The Company also leases office space for marketing and administrative personnel in New York, New York; Menlo Park, California; and Santa Barbara, California.

           In an effort to further reduce costs, the Company is exploring options to sub-lease excess office space, primarily located at the Company's Houston facility, while maintaining adequate reserves for future needs.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the fourth quarter of 2000, there were no matters submitted to a vote of the security holders through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           MARKET INFORMATION
           The Company's common stock is traded on the Nasdaq National Market under the symbol "TSCN." The following table sets forth, for the periods indicated, the high and low closing prices for the common stock as reported by the Nasdaq National Market. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                       COMMON STOCK PRICES
                                              ---------------------------------------
                                                    HIGH                  LOW
                                              ------------------    -----------------
           2000
Quarter ended March 31                        $         27.50       $        17.72
Quarter ended June 30                                   23.88                 7.06
Quarter ended September 30                               8.25                 1.81
Quarter ended December 31                                2.81                 0.97

           1999
Quarter ended March 31*                       $         22.94       $         7.50
Quarter ended June 30*                                  26.38                16.50
Quarter ended September 30                              24.31                13.25
Quarter ended December 31                               32.88                14.06

*The Company's stock was traded on the Nasdaq Small-Cap Market prior to July 1, 1999.

           On March 16, 2001, the last closing price of the Company's common stock as reported by the Nasdaq National Market was $.94. As of March 16, 2001, the Company had approximately 200 stockholders of record, and believes it has approximately 3,000 beneficial holders.

           DIVIDEND POLICY
           The convertible preferred stock dividend rate was 5% through December 31, 2000. In January 2001, holders of the Company's preferred stock exchanged all of their stock for a new class of preferred stock paying a 4% dividend rate. The dividend is paid quarterly.

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

                                                   (in thousands, except per share amounts)
STATEMENT OF OPERATIONS                                  YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                             2000        1999        1998        1997        1996
                                           --------    --------    --------    --------    --------
Revenue                                    $ 35,938    $ 26,438    $ 15,234    $ 16,467    $ 13,721
Cost of revenue                              17,196      15,072      10,436       9,471       8,908
Marketing, general and
     administrative expenses                 25,199      14,364      11,075       8,492       8,943
Write down of assets and other
     charges                                 11,742          --       1,530          --          --
Cost of acquisition opportunities             5,009       3,287          --          --          --
Gain on marketable securities sales         (19,432)         --          --          --          --
Realized loss on marketable
     securities impairment                   27,668          --          --          --          --
Interest and other (income)
     expense, net                              (800)       (379)        555          68          (4)
Minority interest loss                           --         (56)       (142)       (409)       (345)
                                           --------    --------    --------    --------    --------
Loss from continuing operations             (30,644)     (5,850)     (8,220)     (1,155)     (3,781)
Income (loss) from discontinued
     operations                                  --          --          19         (19)         --
                                           --------    --------    --------    --------    --------
Net loss                                    (30,644)     (5,850)     (8,201)     (1,174)     (3,781)
Preferred dividends (including
     incremental yield)                        (150)       (150)       (138)         --          --
                                           --------    --------    --------    --------    --------
Loss attributable to common
     stockholders                          $(30,794)   $ (6,000)   $ (8,339)   $ (1,174)   $ (3,781)
                                           ========    ========    ========    ========    ========
NET LOSS PER COMMON SHARE (a) -
     BASIC AND DILUTED                     $  (1.85)   $  (0.39)   $  (0.66)   $  (0.10)   $  (0.32)
                                           ========    ========    ========    ========    ========

BASIC AND DILUTED WEIGHTED AVERAGE
     SHARES OUTSTANDING                      16,665      15,486      12,654      12,203      11,655
                                           ========    ========    ========    ========    ========



BALANCE SHEET DATA                                                DECEMBER 31,
                                           --------------------------------------------------------
                                             2000        1999        1998        1997        1996
                                           --------    --------    --------    --------    --------
Working capital                            $  4,156    $ 10,049    $   (641)   $    956    $    436
Total assets                                 19,440      82,899      13,401      13,178      11,673
Total long-term obligations                      46      11,500       2,366         507         784
Total stockholders' equity                    9,427      57,770       4,771       9,160       7,750


(a)The earnings per share amount for discontinued operations is $0.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the Company's financial statements and related notes, and the preceding "Item 6 - Selected Financial Data."

           FORWARD-LOOKING INFORMATION
           Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following: 1) the volatile nature of the securities business, 2) the uncertainties surrounding the rapidly evolving markets in which the Company competes, 3) the uncertainties surrounding technological change and the Company's dependence on computer systems, 4) the Company's dependence on its intellectual property rights, 5) the success of marketing efforts by third parties in revenue sharing agreements, 6) the potential of increased governmental regulation of the telecommunications industry and the Internet, 7) the changing demands of customers, and 8) the arrangements with present and future customers and third parties.

           Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

           BUSINESS OVERVIEW
           Telescan is committed to helping investors improve their investment results through advice and the educated use of proprietary investment search tools. The Company provides financial products and services marketed through two divisions. The Company's marketing divisions are:

                     o The Consumer Division delivers premium investment advice and education to individual investors online through two Web properties, INVESTools.com and WallStreetCity.com. INVESTools.com publishes actionable investment advice and education and WallStreetCity.com is well known for its investment search tool, ProSearch. The Division also offers private-label subscription marketing and e-mail list management services to marquee clients like Gilder Publishing, TheStreet.com, TradingMarkets.com and StockJungle.

                     o The Business-to-Business Division offers an array of online financial solutions to businesses seeking to expand their offerings online and gain greater cost efficiency through outsourcing. The Company's business clients include many of the nation's leading financial services and media companies, including America Online, American Express, BusinessWeek Online, CNBC.com, Forbes and Quick & Reilly.

           CORPORATE BACKGROUND
           The Company or its predecessors have operated the business of the Company since 1983. The Company, which is a Delaware corporation, was incorporated in 1988 under the name Max Ret, Inc. for the purpose of acquiring or participating in a business opportunity. In 1989 the Company issued 75% of its outstanding common stock to acquire all of the outstanding common stock of D.B. Technology, Inc. ("DB"), d.b.a. Telescan, Inc. After the acquisition of DB by the Company, DB was merged into the Company and the Company changed its name from Max Ret, Inc. to Telescan, Inc.

           On May 28, 1999, the Company completed the acquisition of INVESTools, Inc. ("INVESTools") upon which the INVESTools stockholders exchanged all of their shares for shares of the Company's common stock in a business combination that was accounted for as a pooling-of-interests.

           SERVICES AND PRODUCTS

                  CONSUMER DIVISION
                  The Consumer Division publishes premium investment advice, education, tools and analytics for individual investors online through two Web properties, INVESTools.com and WallStreetCity.com. In addition, the Consumer Division operates a subscription marketing service and an e-mail list management service. The group manages more than 40,000 paying subscribers.

                       INVESTools.com
                       INVESTools.com is a leading investment advice Web site featuring continually updated portfolio advice from recognized money managers. The site receives 300,000 unique visitors per month and provides more than 200,000 investors with a free weekly e-mail digest of recommendations. Customers pay a monthly fee to access content delivered by 34 investment advisors. The content is enhanced by interactive online tools such as e-mail hotlines, discussion threads and portfolio alerts. INVESTools.com differentiates itself from standard investment newsletter Web sites by developing and supporting online interfaces that encourage interactive relationships between advisors and their subscribers, and among the subscribers themselves.

                       WallStreetCity.com
                       WallStreetCity.com is the culmination of Telescan's 18 years of dedication to create the most dynamic, innovative financial analysis tools now available on the Internet. The site provides investors with a comprehensive historical market database, free real-time quotes, streaming real-time data feeds, in-depth industry group analysis and powerful investment search and portfolio tools. WallStreetCity.com is well known for its ProSearch(TM) screening application, which is available to end-users. Using ProSearch, users can build customized searches or select pre-built searches that are complemented with commentary and education from WallStreetCity analysts. Through a strategic alliance with TradingMarkets.com, users also gain access to investment courses written by professional traders with a proven track record of success. While a wealth of information is available on the site at no charge, Telescan's cutting edge search technology and streaming real-time data are available only to paid subscribers.

                       Subscription Marketing Service
                       The Subscription Marketing Service helps online financial information companies acquire subscribers to online subscription products and realize maximum lifetime value from those subscribers. Well known investment sites like Gilder Publishing and TheStreet.com benefit from the Consumer Division's subscription marketing expertise and infrastructure.

                       E-mail Marketing Service
                       The E-mail Marketing Service helps online financial information companies manage their e-mail lists, send value-added e-mail content and track advertising results. Through strategic alliances with StockJungle.com, FreeRealTime.com and TradingMarkets.com, the number of registered e-mail addresses under management or represented by the division's advertising sales force increased to 1.1 million during 2000.

                  BUSINESS-TO-BUSINESS DIVISION
                  As an Application Service Provider (ASP), the Company's Business-to-Business Division offers businesses of varying sizes an array of online financial solutions to meet the unique requirements of each customer's Internet business strategy, along with site development and hosting services. Financial online solutions include quotes, news, reports, charts, portfolio tools, equity and mutual fund screening tools, Telescan commentary and a growing list of third-party products. Solutions can be developed and operational in a fraction of the time and cost it would take an organization to do it independently, without major investments in hardware, networking or technical support.

                       Custom Solutions
                       Telescan's Custom Solutions application services product offers businesses a private-labeled or co-branded solution, customized financial content and a unique "look and feel." During the year, the Company extended its existing business relationship with Online Investors Advantage and entered into new relationships with BusinessWeek Online, CompuServe, Forbes, Quick & Reilly and StockWalk Group, Inc. Each relationship represents a unique opportunity for Telescan and is an endorsement of the value of the Company's proprietary technology.

                       QuickTools
                       During 2000, Telescan introduced a new application services product, QuickTools. QuickTools delivers a high value, low cost, financially oriented Web site to small and mid-sized companies seeking a fast and affordable Internet strategy solution. QuickTools' packaged applications include such tools as stock quotes, graphs, portfolio and news reports, along with "Quick Search," a feature-rich, easy-to-use stock and mutual fund screening tool. Content within each packaged application is organized in easy-to-use templates that can be quickly added into a customer's existing Web site. Application packages vary depending upon the level of content received and require a minimum one-year contract.

           BUSINESS STRATEGY
           In late 1999, the Company began to pursue an aggressive three to five-year growth target to penetrate global markets and to expand organically and through acquisitions. As the Company witnessed the weakness in the Internet financial marketplace during 2000, particularly related to technology companies, the Company reevaluated its business strategy and made adjustments designed to ensure the Company would emerge as a key player in the industry. As part of this reevaluation, the Company began refocusing its attention on its core domestic operations and made organizational and governance changes designed to enhance growth. The Company's resulting strategy seeks to expand the Company's revenue base and scale the Company's cost structure in line with revenues. Management will execute this strategy through: 1) new products and technology; 2) new market penetration; and 3) merger with or acquisition of complementary businesses.

                  PRODUCTS AND TECHNOLOGY

                       New Product Offerings
                       The Company reviewed its product offerings and determined that additional products and services would need to be added to sustain market leadership. To enhance existing offerings, the Company added new products and services through relationships with third parties and redesigned its WallStreetCity.com Web site.

                           Consumer Division
                           The Consumer Division introduced several new products during the year through its INVESTools.com Web property. New products included:

                            o "Schaeffer's Internet Stock Alert" and "10 Days to Successful Options Trading" by Bernie Schaeffer

                            o      "The Pure Fundamentalist" by Alvin Toral

                            o      "The Technology Digest" by Nancy Zambell

                            o      "The MoneyPaper" by Vita Nelson

                            o      "The Buyback Premium Portfolio" by David
                                   Fried

                            o "FXC's Top 10 Stock Picks for 2001 Report" by Frank Curzio

                            o      "The 2001 Investor Survival Guide"

                           New partners are chosen based on their successful long-term track record, the ability to clearly communicate with subscribers on a regular basis and the ability to stick to an understandable, actionable investing style that serves to immediately benefit users. Although this approach limits the number of advisors the Company will work with, it reinforces INVESTools.com's position as a trusted distributor of investment advice in the marketplace.

                           During 2000, the Consumer Division also relaunched WallStreetCity.com with a new interface allowing investors to easily navigate the site's powerful suite of analytical tools. The redesigned site features a new floating stock ticker and redesigned portfolios.

                           Business-to-Business Division
                           With the addition of third-party products from FinanceCenter.com, Money.net, Prophet Financial and TeamVest, the Company continued to offer its business clients a unique set of solutions to meet their changing needs.

                       New Technology
                       In addition to new products, Telescan modified its technology during the year to build a stable, scalable platform for the future and to support the Company's product development culture. Changes made to the Company's technological platform created a more flexible and modularized architecture. In addition, implementation of caching technology increased the speed and performance of the Company's hosting services.

                       The Company also expanded its offerings to wireless platforms, including Wireless Application Protocol (WAP) enabled cellular phones and the Palm(TM) VII and modem equipped Palm V series of handheld computers.

                  MARKET PENETRATION

                       Domestic
                       The Company redirected its focus to the domestic market and will continue to concentrate its efforts on penetrating the previously untapped middle market of small and mid-sized companies. The Company began to market its QuickTools application services product more aggressively during the second half of 2000, following completion of changes to the Company's technology platform. Combined with Telescan's Custom Solutions application services product and the products and services from the Consumer Division, the Company believes it has the broadest set of products to meet the needs of the markets the Company serves.

                       Global
                       As a result of changes in the Internet and the high technology industries during 2000, Telescan began redirecting its focus from aggressive global expansion to keeping pace with the changing market and meeting clients' needs. With the addition of multiple foreign exchanges to the Company's products and services throughout the year, the Company believes current market data feeds are sufficient to meet anticipated demands at this time. Telescan will continue to explore opportunities to penetrate global markets, particularly in Europe, Asia and Latin America.

                  MERGERS & ACQUISITIONS
                  During the year, Telescan evaluated a number of opportunities to add key technologies, enhance market presence and complement existing products and services through merger and acquisition activities. Aggressive consolidation within the technology and financial services industries continues to encourage the Company to explore merger and acquisition opportunities to add products and/or technologies, increase market share, add to critical mass and improve liquidity.

           2000 COMPARED TO 1999

                  RESULTS OF OPERATIONS
                  Revenue increased $9.8 million or 38% over 1999. In the Consumer Division, revenue increased 32% or $3.9 million, primarily due to a $4.1 million increase in online subscription sales and a $1.9 million increase in advertising revenue. These gains were offset by approximately $2.1 million in declines in fees from dial up and modem accessed subscriptions as the Company continued to migrate its customers to Internet services.

                  Revenue from the Business-to-Business Division increased $5.7 million or 62% over 1999. Stockwalk, Forbes, Quick & Reilly, American Express, Citibank and others added approximately $1.6 million in development revenue over 1999. Amortization of deferred license and hosting revenue was approximately $2.5 million in 2000, an increase of approximately $1.3 million over 1999. An additional $1.7 million of deferred revenue was recognized in 2000 due to the early termination or modification of contracts with GlobalNet Financial.com, Inc. ("GlobalNet"), GRO Corporation and InvestorIQ, plc. Cancellation of these contracts, or elimination of certain provisions, relieved the Company of future performance obligations under these contracts and thus, the related deferred license and hosting fees are recognized currently into revenue.

                  Cost of revenue increased $2.2 million or 15% over 1999, but decreased as a percentage of revenue from 56% in 1999 to 47% in 2000. The increase in costs was primarily due to increased royalties in the Consumer Division, which was offset by decreased software amortization costs in the Business-to-Business Division

                  Selling and marketing expenses increased $1.9 million over 1999 or 41%, consistent with the growth in revenue. As a percentage of revenue, selling and marketing expenses were 18% in 2000 and 1999.

                  General and administrative expenses increased $8.9 million or 92% over the prior year. As a percentage of revenue, these expenses increased to 52% from 37% in the prior year. Much of this increased cost was due to fluctuations in the size of the Company's organization during 2000. By May 2000, the Company had 287 employees, a 21% increase over December 1999 in anticipation of market expansion. In addition, the Company had expanded the leased space in its Houston operations by an additional 23,000 square feet, or 43% over the prior year. This growth in personnel and space increased expenses for salaries, recruitment, rent, equipment, consultants, contract labor and other costs during the first half of 2000. As the Company reevaluated its strategy, it began to reduce headcount and take aggressive steps to control costs. As a result of these efforts, in the fourth quarter of 2000, headcount decreased to 167 and general and administrative expense decreased compared to the third quarter of 2000. Management is continuing efforts to control costs and it is anticipated that general and administrative expense will continue to decline in 2001.

                  OTHER ACTIVITY DURING THE YEAR

                       Mergers & Acquisitions
                       During the year, Telescan evaluated a number of opportunities to add key technologies, enhance market presence and complement existing products and services through merger and acquisition activities.

                       In August 2000, the Company entered into a merger agreement with GlobalNet in which each share of Telescan common stock would be exchanged for 0.50 shares of GlobalNet common stock. During the ensuing due diligence period, the companies determined that their business strategies would be best served if they were pursued separately. In September 2000, a termination agreement was signed and costs totaling $4.5 million associated with this acquisition opportunity were expensed. A summary of the material terms of the termination agreement is as follows:

                            o The Company exchanged 272,500 shares of GlobalNet common stock the Company owned for the 545,000 shares of the Company's common stock that GlobalNet owned. The shares of Company common stock were subsequently cancelled.

                            o      GlobalNet purchased 276,495 shares of
                                   GlobalNet common stock the Company owned for $6.00 per share.

                            o GlobalNet paid the Company $250,000 in cash as compensation for expenses incurred in connection with the proposed acquisition opportunity.

                            o The Company and GlobalNet terminated most of their commercial contracts and agreements, and dismissed all related outstanding receivables. The Company accelerated recognition of deferred revenue of $1.0 million currently into revenue on these contracts as the termination relieved the Company of future performance obligations under these contracts.

                            o      The Company agreed it would not sell,
                                   transfer, or dispose of its remaining 1.9 million shares of GlobalNet common stock until July 2001, except for 50,000 shares per month for six consecutive months beginning October 1, 2000. During the fourth quarter of 2000, the Company sold 150,000 shares of GlobalNet stock on the open market under the terms of this agreement.

                       Additional merger and acquisition opportunities the Company explored during 2000 resulted in an additional $545,000 in cost of acquisition opportunities expensed.

                       Aggressive consolidation within the technology and financial services industries encourages the Company to explore merger and acquisition opportunities to add products and/or technologies, increase market share, add to critical mass and improve liquidity.

                       Capitalized Software Write off
                       During 2000, the Company modified its technology to build a stable, scalable platform for the future and to support the Company's product development culture. Changes made to the Company's technological platform created a more flexible and modularized architecture. In May 2000, the Company relaunched its WallStreetCity.com Web site with a completely new interface to make navigation easier, a new floating ticker, and redesigned portfolios. As a result of these changes, the Company wrote off approximately $3.4 million of unamortized capitalized costs that were determined to be in excess of the net realizable value of the older products.

                       Shedding Non-Strategic Assets
                       As the Company witnessed weaknesses in the Internet financial marketplace, particularly related to technology companies, the Company reevaluated its business strategy and made adjustments designed to ensure the Company would emerge as a key player in the industry. As part of this reevaluation, the Company began refocusing its attention on its core domestic operations and made organizational and governance changes designed to enhance growth. This reevaluation included shedding all operations that were not related to the core business, were generating insufficient returns, or were no longer considered strategic for the Company's future. As a result, the Company wrote off $1.1 million in assets related to product lines that were no longer considered strategic. The Company also recognized approximately $900,000 in severance costs associated with these changes in strategy.

                       Investments in Marketable Securities and Private
                       Companies
                       The weaknesses in the Internet financial marketplace also took a toll on investments the Company made during 1999 and the early part of 2000. During 2000, the Company continuously monitored the financial health and the market value of the companies in which the Company had investments, both public and private. The Company wrote down its investments in Tachyon Systems and Telebuild when it became apparent from sale offers that the Company would not recover its investment in the event of a sale. The Company also wrote off investments in Trading Technologies when Trading Technologies ceased operations in 2000 and in InvestorIQ, plc when InvestorIQ, plc was forced into liquidation in the United Kingdom in November 2000. These write downs and write offs totaled $5.1 million for the year ended December 31, 2000.

                       The Company's investments in marketable securities suffered as well and the Company determined that the market value would not return to the level the Company had invested at any time in the near future. Therefore, in accordance with SFAS 115, Accounting for Debt and Equity Securities, the Company established a new cost basis at the market value on December 31, 2000 and recognized a $27.7 million loss on the impairment into income. The impact of this impairment was offset by $19.4 million in net realized gains and losses on sales of GlobalNet securities during 2000. During the fourth quarter, the Company began to sell off its marketable securities portfolio in an effort to shed non-strategic assets and redistribute the proceeds to core business opportunities.

                       Other Charges
                       In May 2000, the Company terminated an agreement with CyberAction Ltd. This agreement granted certain international marketing rights to CyberAction, and the parties disagreed about the contractual provisions and obligations. Therefore, as part of its strategic reevaluation, the Company terminated the contract and expensed $1.1 million of settlement costs.

                       At the beginning of 2000, the Consumer Division, headquartered in Menlo Park, CA, sought to expand, and entered into a lease agreement on a new facility. During the fourth quarter, as part of its cost containment strategy, the Company terminated the new lease agreement and recognized $235,000 of associated expenses, including a $100,000 write off of leasehold improvement costs.

           1999 COMPARED TO 1998
           Revenues for the year ended December 31, 1999 increased $11.2 million, or 74%, compared to the same period in 1998 reflecting dramatic growth in the Internet service business. In 1999, the Company recognized approximately $4.9 million in revenue from new private label and licensing agreements, of which approximately $3.5 million came from an agreement with NBC. The Company has licensed its proprietary Internet and online financial services technology to NBC for CNBC.com, a comprehensive Web site for personal finance. Under the agreement, the Company is responsible for developing customized investment analytics, providing financial data, data retrieval and hosting services. Telescan's revenue comes from fixed monthly fees, cost reimbursement and a percentage of the revenue from the site. Revenue from INVESTools increased $3.5 million over 1998 to $5.0 million as demand for online newsletters increased. The Company's WallStreetCity.com Web site added $690,000 to revenue in 1999 primarily due to advertising revenue. Other service revenues increased $1.2 million, or 84%, primarily due to growing demand for the various Internet publications while dial up modem revenue declined $1.1 million, reflecting the Company shifting its growth to more Internet services.

           Cost of revenue increased $4.6 million, or 46%, over 1998 resulting in a gross margin increase of 154%, or $6.8 million. Cost of revenue associated with the NBC agreement represented approximately $1.9 million of the total cost of revenue increase. Cost of revenue for INVESTools was $1.3 million higher for 1999 due to higher royalty obligations associated with increased revenue.

           Marketing expenses increased 15% over 1998, as the Company shifted its marketing focus. General and administrative expenses increased $2.7 million, or 38%, primarily due to increased staffing costs to accommodate the development requirements associated with the growing businesses.

           During 1999, the Company recorded a one-time charge of $3.3 million for costs related to the acquisition of INVESTools. These costs consisted of investment banking fees, legal and accounting fees, and certain other expenses directly related to the acquisition.

           LIQUIDITY AND CAPITAL RESOURCES
           At December 31, 2000, the Company had working capital of $4.2 million, down from $10.0 million at December 31, 1999. The Company had cash and cash equivalents of $1.5 million, accounts receivable of $3.4 million, and marketable securities of $4.2 million. The $4.6 million in notes receivable were converted in January 2001 to $1.5 million in cash and $3.1 million in equity of TeamVest.

           During 2000, the Company used $6.1 million in cash to fund operations, up from $2.5 million in 1999. The net loss of $30.6 million included non-cash charges of $27.7 million for the impairment of the marketable securities portfolio, $11.0 million for write downs of assets and other charges, and $5.3 million for acquisition opportunities. These charges are in addition to a $2.9 million routine non-cash charge for depreciation and amortization. These charges were offset by $19.4 million of non-cash net gains and losses on the sale of GlobalNet stock and routine non-cash revenue of $4.5 million. Changes in working capital accounts added $1.3 million, primarily due to increased collections of accounts receivable and an increase in other liabilities offset by a decrease in accounts payable activity.

           Net cash used in investing activities decreased to $5.2 million from $18.4 million in 1999 primarily due to decreased investments in equity securities of other companies and decreased capital expenditures. It is the Company's intention to limit future investments in equity securities of other companies and to hold capital expenditures down over the next twelve months. Net cash provided by financing activities fell to almost zero for 2000 as the Company's stock price suffered from weaknesses in the marketplace.

           It is the Company's intention to control its operating expenses while continuing to invest in its existing products. In addition, the Company has implemented changes intended to reduce certain operating and general and administrative expenses. The Company will continue to liquidate its marketable securities portfolio during 2001 and is continuing its exploration of strategic alternatives including exploring sources of additional financing. If the Company is unable to achieve its projected 2001 results of operations, or if the fair value of the Company's marketable securities decrease significantly from the fair value at December 31, 2000, additional financing may be required to fund the Company's operations. No assurance can be given that the Company will be able to obtain additional financing or sell additional assets, or as to the terms upon which the Company could do so. Based on the Company's current outlook, the Company believes that its cash flows from operations and current working capital will be sufficient to fund its operations and capital requirements through June 2002.

           RECENT DEVELOPMENTS

                  TEAMVEST
                  In January 2001, the Company received a $1.5 million payment on a $4.2 million note receivable due from TeamVest that the Company entered into in November 1999. The Company then exercised its option to convert the remaining balance due on the note, plus accrued interest of $407,000, into 1,893,066 shares of TeamVest common stock valued at $3.1 million which represented approximately a 14% interest.

                  CONVERTIBLE PREFERRED STOCK
                  In January 2001, the holders of the 120,000 shares of Class A 5% Convertible Preferred Stock agreed to exchange all of their shares for new Class B 4% Preferred Stock. This stock pays $1.00 per share per annum in dividends and is convertible into 3,000,000 shares of Common Stock, which the Company has reserved for such conversion. The stock automatically converts on May 15, 2002.

                  KNOWLEDGE EXPRESS DATA SYSTEMS L. C. ("KEDS")
                  In February 2001, all interests in KEDS, including the Company's 56% interest, were sold to a third party. The net assets of KEDS, a consolidated subsidiary of the Company, were reclassified as net liabilities held for sale and are included in other liabilities on the balance sheet at December 31, 2000. In February 2001, the Company recognized a $9,000 loss on the sale.

                  BPI COMMUNICATIONS, INC. ("BPI")
                  The Company had an agreement with BPI to provide hosting and development services for multiple BPI Web sites. Revenue for these services represented 12% and 10% of total revenue for 2000 and 1999, respectively. This contract was amended on December 31, 2000 to a fixed fee arrangement for the first three months of 2001 and then the agreement and the fees are renewed month-to-month thereafter.

           RECENTLY ISSUED ACCOUNTING STANDARDS
           In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by Financial Accounting Standards Board Statement No. 137 effective for years beginning after June 15, 2000, requires derivatives to be recorded in the balance sheet as an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not invest in derivative instruments and therefore does not believe that this statement will have a material impact on the Company's financial statements.

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

           The Company is exposed to the impact of changes in the market values of its investments. The Company invests in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not significantly influence or control the operations. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. During the year ended December 31, 2000, the Company recorded $5.1 million of impairment to investments. Management believes the Company's financial instruments to be properly stated at fair value at December 31, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           (a)    Previous Independent Accountants

                     i. On April 10, 2000, Telescan, Inc. (the "Registrant") dismissed Hein + Associates LLP as the Registrant's independent accountant.

                     ii. Neither of the reports of Hein + Associates LLP on the financial statements for the past two years contained an adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles.

                     iii. The dismissal of Hein + Associates LLP was recommended and approved by the Audit Committee of the Board of Directors of the Registrant.

                     iv. During the Registrant's two most recent fiscal years and through the period from December 31, 1999 to April 10, 2000, there were no disagreements with Hein + Associates LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Hein + Associates LLP would have caused them to make reference thereto in their reports on the consolidated financial statements for such years.

                     v. During the Registrant's two most recent fiscal years and through the period from December 31, 1999 to April 10, 2000, there were no reportable events (as defined in Regulation S-K Item 304 (a) (1) (v)).

                     vi. The Registrant provided Hein + Associates LLP with a copy of the disclosure it made in response to Item 304 (a) of Regulation S-K. The Registrant requested Hein + Associates LLP to furnish, and Hein + Associates LLP furnished to the Registrant, a letter addressed to the Commission stating that it agreed with the statements made by the Registrant.

           (b) Newly Engaged Independent Accountants

               On April 10, 2000, the Registrant engaged Arthur Andersen LLP as its new independent accountant. Through April 10, 2000, neither the Registrant nor anyone on its behalf consulted Arthur Andersen LLP regarding (i) the application of accounting principles to any transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered by Arthur Andersen LLP on the Company's financial statements. In addition, through April 10, 2000, neither the Registrant nor anyone on its behalf consulted Arthur Andersen LLP regarding any matter that was the subject of a disagreement (as defined in Regulation S-K Item 304
               (a) (i) (iv)) or a reportable event (as defined in Regulation S-K
               Item 304 (a) (1) (v)).

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           As of March 16, 2001, the Company's directors and executive officers are as follows:

          NAME                                 AGE        POSITION
          ----                                 ---        --------
          William D. Savoy                      36        Director and Chairman
          Lee K. Barba                          50        Director and Chief Executive Officer
          Roger C. Wadsworth                    53        Senior Vice President and Corporate Secretary
          Paul A. Helbling                      47        Chief Financial Officer
          Joseph F. Frantz, II                  37        Vice President
          Greg E. Gensemer                      34        Vice President
          Danny E. Hoover                       53        Vice President
          Jerrold B. Smith                      48        Vice President
          Alexander T. Wyche                    53        Vice President
          David L. Brown                        60        Director
          Elisabeth Y. Sami                     32        Director
          Stephen C. Wood                       49        Director

           Each director holds office until the next annual meeting of stockholders or until his successor has been elected and qualified. The Compensation Committee and Audit Committee of the Board of Directors are each composed of Ms. Sami and Messrs. Savoy and Wood.

           WILLIAM D. SAVOY
           Mr. Savoy was appointed Chairman of the Board in August of 2000. He currently serves as Vice President of Vulcan Ventures Incorporated, a venture capital fund wholly-owned by Paul G. Allen, co-founder of Microsoft Corporation. From 1987 until November 1990, Mr. Savoy was employed by Layered, Inc., a company controlled by Mr. Allen, and became its President in 1988. From November 1990 until the present, Mr. Savoy has served as President for Vulcan Northwest Inc., a company which manages the personal financial activities of Mr. Allen. Mr. Savoy serves on the Advisory Board of Dream Works SKG of Los Angeles, California and serves on the Board of Directors of CNET, Inc. of San Francisco, California; Harbinger Corporation of Atlanta, Georgia; Metricom, Inc. of Los Gatos, California; Ticketmaster Online-CitySearch, Inc., of Pasadena California; USA Networks, Inc., of St. Petersburg, Florida; and U.S. Satellite Broadcasting of Minneapolis, Minnesota. Mr. Savoy also represents Mr. Allen in a wide variety of other personal financial transactions. Mr. Savoy holds a B.S. in Computer Science, Accounting and Finance from Atlantic Union College. Mr. Savoy has been a Director since 1993.

           LEE K. BARBA
           Mr. Barba was appointed to the position of Chief Executive Officer February 29, 2000. Prior to joining the Company, he implemented the European expansion of Open Link by forming strategic partnerships with several Fortune 500 companies. Mr. Barba joined Open Link after 22 years on Wall Street, where most recently, he was responsible for managing global trading businesses for Bankers Trust Company. While based in London he was responsible for managing their European offices, as well as the Global Risk Management Advisory practice, which had offices in Asia and Latin America. Upon returning to New York, Mr. Barba was the senior executive of the bank responsible for managing and consolidating the firm's technology and operations functions for the global capital markets businesses, which included over 2,100 in staff operating throughout Asia, Europe and North America. Earlier in his career Mr. Barba served as a co-head of the Fixed Income Division at PaineWebber and as a Vice President of Lehman Brothers Kuhn Loeb. He earned his M.B.A. from Columbia University and his B.A. from the University of North Carolina.

           ROGER C. WADSWORTH
           Mr. Wadsworth was appointed Corporate Secretary in August 2000, served as Director from 1989 to 2000 and has served as Senior Vice President since 1990. From 1988 to 1990, Mr. Wadsworth served as President of the Company. From 1983 to 1988, Mr. Wadsworth was employed as Vice President of Information Management Services, Inc., of Houston, Texas, where he provided management services to investment vehicles such as limited partnerships and joint ventures. From 1979 to 1983, he served as co-owner of D. Russell Smith Associates, a restaurant and tenant finish general contractor. Mr. Wadsworth is Corporate Secretary of IMS Securities, Inc. a full service NASD broker/dealer owned by his wife. Mr. Wadsworth holds a B.B.A. degree from the University of Houston.

           PAUL A. HELBLING
           Mr. Helbling joined the Company as Chief Financial Officer in 1999. From 1997 until joining Telescan, Mr. Helbling was Vice President of Finance at PCC Flow Technologies, Inc., a subsidiary of Precision Castparts Corporation and a $350 million manufacturer of pumps and valves in the U.S. and Europe. From 1991 to 1997 Mr. Helbling served as Vice President and Chief Financial Officer of HydroChem Industrial Services, a $150 million provider of industrial cleaning services to the petrochemical, refining, and utility industries. Mr. Helbling became a Certified Public Accountant in 1978, with experience in Big-5 public accounting, and in the contract drilling and oil and gas exploration and production industries. Mr. Helbling holds B.A. and M.A. degrees from Rice University.

           JOSEPH F. FRANTZ II
           Mr. Frantz, Vice President of the Company since May 1995, was appointed to the additional position of Chief Information Officer in February 1999. Mr. Frantz previously held the positions of Computer Operations Manager, End-User Software Product Manager and Senior Programmer after joining the Company in 1987 as a Technical Support Representative. Mr. Frantz holds a B.S. in Applied Mathematics from the University of Houston and a M.S. in Management Computing and Systems from Houston Baptist University. Mr. Frantz is a co-inventor of the technology for which the Company was awarded two patents.

           GREG E. GENSEMER
           Mr. Gensemer has been Vice President since rejoining the Company in April 1999. Prior to rejoining the Company, Mr. Gensemer was General Manager for Paragon Software, a provider of streaming real-time quotes to individual investors, money managers and brokers. When previously employed by the Company, Mr. Gensemer held the positions of Director of Business Development, Project Manager, Retail Sales Executive and Technical Support Representative after originally joining the Company in 1990. Prior to joining the Company, Mr. Gensemer was the Area Manager for Pilgrim Cleaners of Houston, Texas from 1986 to 1990. Mr. Gensemer serves on the Board of Directors of GRO Corporation of Houston, Texas.

           DANNY E. HOOVER
           Mr. Hoover, Vice President since September 1996, previously held the positions of Manager of Development, Manager of Windows Development and Senior Windows Programmer. Before joining the Company in 1992, Mr. Hoover was employed as operations manager for Praxis Incorporated, a supervisory control automation company. Mr. Hoover holds a B.S. in Electrical Engineering from Texas A&M University.

           JERROLD B. SMITH
           Mr. Smith, Vice President since March 1998, previously held the positions of Business Development Manager for the Company's Consumer Web property, WallStreetCity.com, and Technical Support Supervisor after joining the Company in 1995. Prior to joining the Company, Mr. Smith practiced financial planning and asset management in Houston, Texas. From 1986 to 1988, Mr. Smith was national Sales Manager for USOne Apparel of New York. From 1976 to 1986, Mr. Smith was a salesman and ultimately regional Vice President of Donmoor, Inc., a wholesale apparel manufacturer, also of New York. Mr. Smith holds a B.S. in Business Administration from the University of Houston.

           ALEXANDER T. WYCHE
           Mr. Wyche, Vice President and Corporate Counsel, who joined the Company in May 1999, previously served as an attorney for Koch Industries, Inc., a privately held international conglomerate with interests in the natural gas industry, from 1997 to 1999. Prior to 1997, Mr. Wyche held positions in the legal departments of Enron Corp. and Tenneco, Inc., and served as a legal consultant to the natural gas industry. Mr. Wyche holds a B.B.A. from Campbell University, a J.D. from North Carolina Central University and is licensed to practice law in Texas and North Carolina.

           DAVID L. BROWN
           Mr. Brown, Chairman of the Board from 1990 through 2000, has served as a Director of the Company since 1989 and was the Company's Chief Executive Officer from 1990 until February 29, 2000. Mr. Brown is co-author of Cyber-Investing: Cracking Wall Street With Your Personal Computer, a best seller on computerized investing, Wall Street City, a guide to investing on the Internet, and Getting Started in Online Investing, the latest release in the Getting Started series, all published by John Wiley and Sons, Inc. From 1978 to 1986, Mr. Brown was President, and from 1992 to 1993 a Director, of Time Energy Systems, Inc., a public company now known as the ACR Group, Inc. He has served as Chairman of the U.S. Science and Technology Commission for the Emerging Leaders Summit Conference series with the USSR. For more than ten years, he has served as a Director of the Alliance for Aging Research, based in Washington, D.C. He has also served as Chairman of the New Millennium Committee of the Planetary Society, a group based in Pasadena, California, which supports space exploration. He has served as Chairman of the Advisory Board of the Southwest Council of Public CEOs and on the boards of several banks and financial institutions. Mr. Brown began his career in the space program at NASA, where he headed the team of engineers who designed the landing gear for the first lunar module. Mr. Brown holds a B.S. degree in Mechanical Engineering from the University of Pittsburgh and an M.B.A. from the University of Houston.

           ELISABETH Y. SAMI
           Ms. Sami is Vice President of Strategic Partnership and Business Development in NBC's Digital Media group. Ms. Sami was appointed to the Board on June 23, 2000 to fill the position created after Christopher Glowacki's resignation. Ms. Sami has been with NBC since March 1997, originally as Vice President for International Business Development and Operations in New York, and later as Vice President of Business Development for NBC West Coast in Burbank, California. Before joining NBC, Ms. Sami served as Vice President of International Business Development for Discovery Communications from March 1993 to February 1997. She started her career in international investment consulting. Ms. Sami earned her B.A. from the University of Iowa, and received a Graduate Diplome from the University of Stockholm.

           STEPHEN C. WOOD
           Mr. Wood is currently President and Chief Executive Officer of Wireless Services Corporation based in Bellevue, Washington. Until May 1996, Mr. Wood was President and CEO of Notable Technologies, L.L.C., which filed for bankruptcy in 1996. From 1993 through 1994, Mr. Wood served as Vice President of Information Broadcasting for McCaw Development Corporation located in Kirkland, Washington. Until February 1993, he was President of Starwave Corporation, a company he formed in 1991 with Microsoft Corporation co-founder Paul G. Allen to develop and market data and information products. From 1986 through 1991, Mr. Wood served in several executive positions at Asymetrix Corporation, a software development and marketing firm founded by Mr. Allen. From 1980 until 1985, Mr. Wood was in charge of building a microcomputer software development organization for Datapoint Corporation in Austin, Texas, after serving in research & development and marketing positions. Mr. Wood began his career in 1976 when he became the sixth employee of Microsoft Corporation, where he was general manager from 1977 to 1980. Mr. Wood holds a B.S. in Computer Engineering from Case Western Reserve University and an M.S. in Electrical Engineering from Stanford University. Mr. Wood has been a Director since 1992.

ITEM 11.   EXECUTIVE COMPENSATION

           The following table reflects all forms of compensation for services to the Company for the years ended December 31, 2000, 1999, and 1998, of the individuals serving as the Company's Chief Executive Officer during 2000 and the Company's four most highly compensated executive officers who were serving the Company at the end of 2000 and who earned more than $100,000 that year.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                     ANNUAL COMPENSATION                          COMPENSATION
                                          -------------------------------------------     -----------------------------
                                                                                             SECURITIES UNDERLYING
                 NAME                       YEAR           SALARY           BONUS                   OPTIONS
   ----------------------------------     ----------    -------------    ------------     -----------------------------
   Lee K. Barba                             2000          $248,103(1)        $45,866                 833,321
   Chief Executive Officer

   David L. Brown                           2000           138,300                --                  58,378
   Former Chief Executive Officer           1999           158,750                --                   4,393
                                            1998           140,000                --                  28,800

   David M. Berray                          2000           160,240(1)         18,982                 109,459
   Chief Operating Officer

   Roger C. Wadsworth                       2000           118,750            25,299                  41,478
   Senior Vice President                    1999            96,000                --                   2,662
                                            1998            84,000                --                  13,200

   Paul A. Helbling                         2000           130,625            27,829                  31,626
   Chief Financial Officer                  1999            42,096(2)             --                  12,729

   Joseph F. Frantz                         2000           116,375            33,480                  22,801
   Vice President, Chief                    1999            93,460             3,727                     932
        Information Officer                 1998            83,659                --                   6,890

           The following table reflects all forms of compensation for services to the Company for the years ended December 31, 2000, 1999, and 1998, of two executive officers who would have been included above had they been employed by the Company at December 31, 2000 and who earned more than $100,000 that year.

                                                                                                    LONG-TERM
                                                     ANNUAL COMPENSATION                          COMPENSATION
                                         ---------------------------------------------     ----------------------------
                                                                                              SECURITIES UNDERLYING
                       NAME                YEAR           SALARY            BONUS                    OPTIONS
   ----------------------------------    ----------    -------------    --------------     ----------------------------
   Ronald Warren                           2000          $147,692             $30,359                  24,137
   Former President                        1999           118,269                  --                  13,195
        Resigned August 2000               1998           100,000                  --                  14,000

   Edward C. Oliver                        2000           117,500              27,829                   6,000
   Former Vice President                   1999            60,429(2)               --                  17,929
        Resigned May 2000

(1) Messrs. Barba and Berray joined the Company during 2000. Therefore, the amounts reflected for 2000 are for a partial year.

(2) Messrs. Helbling and Oliver joined the Company during 1999. Therefore, the amounts reflected for 1999 are for a partial year.

           STOCK OPTIONS
           The following tables set forth information relating to the named executive officers with respect to (i) stock options granted in 2000, and (ii) the total number of exercised options through 2000 and the value of the unexercised in-the-money options at the end of 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                            Numbers of         Percent of                                      Potential Realizable Value
                            Securities        Total Options                                     at Assumed Annual Rate of
                            Underlying         Granted to        Exercise                       Stock Price Appreciation
                             Options          Employees in       Price Per     Expiration            for Option Term
        Name                 Granted           Fiscal Year         Share          Date             5%              10%
----------------------    ---------------    ----------------    ----------    ------------    ----------------------------
Lee K. Barba                  400,000(1)         20.03%            $ 19.00      02/27/10       $ 4,779,599  $ 12,112,443
                               12,401(2)          0.62%            $  5.00      08/10/10       $   38,995   $     98,820
                              420,920(3)         21.08%            $  2.00      10/29/10       $  529,429   $  1,341,676
David L. Brown                 20,000(4)          1.00%            $ 21.63      01/31/10       $  272,060   $    689,453
                                3,892(2)          0.19%            $ 19.25      02/24/10       $   47,117   $    119,405
                                8,349(2)          0.42%            $ 10.94      05/07/10       $   57,442   $    145,569
                                6,936(2)          0.35%            $  5.00      08/10/10       $   21,810   $     55,271
                                7,500(2)          0.38%            $  2.00      10/16/10       $    9,433   $     23,906
                               11,701(2)          0.59%            $  2.00      10/29/10       $   14,717   $     37,297
David M. Berray               100,000(5)          5.01%            $ 22.50      03/13/10       $ 1,415,013  $  3,585,921
                                9,459(2)          0.47%            $  5.00      08/10/10       $    29,744  $     75,376
Roger C. Wadsworth             10,000(4)          0.50%            $ 21.63      01/31/10       $   136,030  $    344,726
                                2,359(2)          0.12%            $ 19.25      02/24/10       $    28,559  $     72,373
                                5,255(2)          0.26%            $  5.00      08/10/10       $    16,524  $     41,876
                               15,000(6)          0.75%            $  2.00      10/16/10       $    18,867  $     47,812
                                8,864(2)          0.44%            $  2.00      10/29/10       $    11,149  $     28,254
Paul A. Helbling                6,000(4)          0.30%            $ 21.63      01/31/10       $    81,618  $    206,836
                                2,595(2)          0.13%            $ 19.25      02/24/10       $    31,416  $     79,613
                                5,780(2)          0.29%            $  5.00      08/10/10       $    18,175  $     46,059
                                7,500(6)          0.38%            $  2.00      10/16/10       $     9,433  $     23,906
                                9,751(2)          0.49%            $  2.00      10/29/10       $    12,265  $     31,081
Joseph P. Frantz                6,000(4)          0.30%            $ 21.63      01/31/10       $    81,618  $    206,836
                                1,651(2)          0.08%            $ 19.25      02/24/10       $    19,987  $     50,652
                                5,150(2)          0.26%            $  5.00      08/10/10       $    16,194  $     41,039
                               10,000(6)          0.50%            $  2.00      10/16/10       $    12,578  $     31,875
Ronald Warren                  15,000(4)          0.75%            $ 21.63      08/08/01(7)    $   204,045  $    517,090
                                2,831(2)          0.14%            $ 19.25      08/08/01(7)    $    34,273  $     86,854
                                6,306(2)          0.32%            $  5.00      08/08/01(7)    $    19,829  $     50,251
Edward C. Oliver                6,000(4)          0.30%            $ 21.63      05/21/01(7)    $    81,618  $    206,836

(1) Option vests in 3 components: (a) 100,000 shares vest six months from the date of grant, (b) 100,000 vest annually in equal installments over five years beginning one year after the date of grant subject to acceleration of vesting over four years if performance targets are met, and (c) 200,000 shares vest five years from the date of grant subject to acceleration of vesting to four years if performance targets are met.

(2)    Options vest immediately upon grant.

(3) Option vests in 3 components: (a) 220,920 shares vest immediately, (b) 100,000 vest annually in equal installments over four years beginning one year after the date of grant subject to acceleration of vesting over three years if performance targets are met, and (c) 100,000 shares vest four years from the date of grant subject to acceleration of vesting to three years if performance targets are met.

(4) On October 17, 2000, the vesting of these options was accelerated to vest 100% on that date.

(5) Options vest in three components: (a) 25,000 shares vest six months from date of grant, (b) 25,000 vest ratably over five years from date of grant subject to acceleration to four years if certain performance targets are met, and (c) 50,000 vest at the end of five years subject to acceleration to four years if certain performance targets are met.

(6)    Options vest 50% annually beginning 12 months after date of grant.

(7) Per their severance agreements, the expiration date of these options was extended one year.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

                                                                  Number of
                                                                 Securities
                                                                   Underlying          Value of Unexercised
                                                                  Unexercised         In-the-Money Options
                                                                  Options at                   at
                                                               Fiscal Year End         Fiscal Year End
                               Shares                         ------------------    -----------------------
                              Acquired         Value            Exercisable/             Exercisable/
      Name                   on Exercise     Realized           Unexercisable           Unexercisable
------------------------     -----------    ------------      ------------------    -----------------------
Lee. K. Barba                       --               --       333,321 / 500,000            -- / --

David L. Brown                      --               --       139,506 / --                 -- / --

David M. Berray                     --               --        34,459 / 75,000             -- / --

Roger C. Wadsworth                  --               --        63,356 / 15,000             -- / --

Paul A. Helbling                    --               --        36,855 / 7,500              -- / --

Joseph F. Frantz                 6,373          $34,622        20,623 / 10,000             -- / --

Ronald Warren                       --               --        72,748 / --                 -- / --

Edward C. Oliver                 2,595          $49,954        23,929 / --                 -- / --


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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information, as of March 16, 2001 unless otherwise indicated, with respect to the number of shares of Common Stock beneficially owned by (1) each director and/or named executive officer individually, (2) all executive officers and directors of the Company as a group and (3) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The number of shares is exclusive of shares allocated to the person's account through the Company's 401(k) plan. Except as noted below, each stockholder has sole voting and investment power with respect to the shares shown.



                                                                      NUMBER OF SHARES
          OWNERS                                                     BENEFICIALLY OWNED(1)              % OF CLASS
          ------                                                     ---------------------              ----------
          William D. Savoy                                                 67,508                            *
          Lee K. Barba                                                    333,321                          2.0%
          Roger C. Wadsworth                                              147,104                            *
          Paul A. Helbling                                                 42,855                            *
          Joseph F. Frantz, II                                             22,623                            *
          David L. Brown                                                  893,462(2)                       5.5%
          Elisabeth Y. Sami                                                 7,500                            *
          Stephen C. Wood                                                  60,200                            *
          David M. Berray (Resigned January 2001)                           8,000                            *
          Ronald Warren (Resigned August 2000)                            124,950                            *
          Edward C. Oliver (Resigned May 2000)                             24,129                            *

          National Broadcasting Company, Inc. and
                 GE Capital Equity Investment, Inc.
          120 Long Ridge Road
          Stamford, Connecticut 06927                                   2,331,348                         14.3%

          Lacy J. Harber
          LJH, Corp.
          377 Neva Lane
          Denison, Texas 75020                                          2,314,000                         14.2%

          Paul G. Allen
          Vulcan Ventures Incorporated
          110 110th Avenue N.E., Suite 550
          Bellevue, Washington 98004-5840                               1,390,000(3)                       7.9%

          G. Robert Friedman
          Friedman & Associates
          Five Post Oak Park, Suite 1800
          Houston, Texas 77027                                          1,053,919                          6.5%

          All directors and executive officers as a group
          (12 persons)                                                  1,672,716                         10.3%

*Less than 1%.

(1) Each of the share amounts shown for the directors and officers includes options to purchase additional shares, which are exercisable within the next sixty days, as follows: Mr. Savoy - 34,535, Mr. Barba - 333,321, Mr. Wadsworth - 65,536, Mr. Helbling - 36,855, Mr. Frantz - 20,623, Mr. Brown
       - 139,506, Ms. Sami - 7,500, Mr. Wood - 20,250, Mr. Warren - 72,748, Mr.
       Oliver - 23,929.

(2) Includes 636,318 shares owned by the Brown Family Partnership. David L. Brown has shared voting and investment power in the Brown Family Partnership along with other family members who are not officers and/or directors of the Company. Includes 117,638 shares owned by David L. Brown personally

(3)    Vulcan is owned 100% by Paul G. Allen.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           In the normal course of business some members of the Board of Directors have proposed business alliances between the Company and companies with which they are associated. In the opinion of management, each of these transactions or arrangements was entered into on terms as favorable to the Company as could have been obtained in transactions or arrangements with unaffiliated third parties.

           VULCAN VENTURES, INCORPORATED ("VULCAN")
           Pursuant to the terms of a May 20, 1992 stock purchase agreement between Vulcan and the Company, Vulcan has the right to designate one nominee director to the Company's Board of Directors for as long as Vulcan (or its affiliate) owns at least 540,000 shares of common stock of the Company. In addition, the Company has agreed not to take any corporate action to increase its number of directors to more than seven without the unanimous written consent of all directors for as long as Vulcan (or its affiliate) owns at least 540,000 shares of common stock of the Company.

           KEDS
           At December 31, 2000, the Company owned 55.58% of KEDS and a joint venture controlled by GRF Interests, Inc. ("GRF") owned the remaining interest. G. Robert Friedman, a significant stockholder and a former director of the Company, controls GRF. The Company and the joint venture sold their interests in KEDS to an unrelated third party in February 2001. Through that date, the Company provided computer hardware, programming, systems maintenance, data loading, telecommunications and certain administrative services to KEDS. For the year ended December 31, 2000, KEDS assets were reclassified as net liabilities held for sale, totaling $15,000.

           TELEBUILD, L.C. ("TELEBUILD")
           Friedman Interests, Inc., a company controlled by G. Robert Friedman, owns 45.42% of Telebuild. The Company and the Brown Family Partnership own 15.83% and 25.44%, respectively, of Telebuild. The Brown Family Partnership is owned by David L. Brown, a Director and the former Chairman of the Company, and other members of the Brown family. Through December 31, 2000, the Company performed services under contract for Telebuild, which consisted primarily of the development, maintenance and operation of the Telebuild database system and the provision of office space, equipment and furniture. The Company charged Telebuild for its personnel at a stipulated rate, which reflected the full absorption of overhead costs to the Company. Non-personnel expenditures under the agreement are billed at actual cost. During 2000, the Company wrote off $384,000 of intercompany receivables due from Telebuild when it became apparent that they would never be recovered. At December 31, 2000, the Company had no investment recorded for Telebuild and Telebuild owed the Company an additional $19,000, which was subsequently paid. For the year ended December 31, 2000, $55,000, or less than 1%, of the Company's total revenue was derived from services provided to Telebuild.

           NATIONAL BROADCASTING COMPANY, INC. ("NBC")
           In a letter agreement dated February 22, 1999 between the NBC and the Company, NBC was granted the right to have an individual designated by NBC (the "NBC Designee") included as a nominee for the Board of Directors of the Company. NBC shall have this right until GE Capital Equity Investments, Inc. ("GE Equity") owns less than 5% of the outstanding common stock of the Company or the license agreement with NBC terminates or expires, whichever event occurs earlier. Pursuant to this agreement, NBC has designated, and the Board of Directors has approved, Ms. Elisabeth Y. Sami.

           In addition, GE Equity has the right to designate an individual to be present at all Board of Directors meetings. Such individual will not be a participating or voting member of the Board of Directors and may remain as a designee as long as GE Equity owns at least 5% of the Company's outstanding common stock.

           GRO CORPORATION
           Mr. Greg E. Gensemer, an officer of Telescan, serves on the Board of Directors for GRO Corporation. The Company has entered into licensing and servicing agreements with this company. In December 2000, the licensing agreement was amended to terminate development of a new product for GRO. As a result of this modification, $153,000 of deferred license fees for GRO were accelerated and recognized into revenue in December. At December 31, 2000, the Company still had approximately $358,000 of deferred license fees from GRO to be recognized into revenue through 2003. The Company recognized $190,000 in revenue during 2000 from this licensing agreement, excluding the accelerated revenue. The

           Company owned 603 shares of GRO Corporation representing an ownership interest of 5.1% at December 31, 2000.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

           The following documents are filed as part of this Form 10-K:

                                                                                                                      Page
                                                                                                                      ----
1.      CONSOLIDATED FINANCIAL STATEMENTS

        Report of Independent Public Accountants                                                                        32
        Consolidated Balance Sheets as of December 31, 2000 and 1999                                                    34
        Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998                      35
        Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998                      36
        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998            37
        Notes to Consolidated Financial Statements                                                                      39


2.      FINANCIAL STATEMENTS SCHEDULES

        Report of Independent Public Accountants                                                                        56
        Schedule I - Valuation and Qualifying Accounts                                                                  58

           All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

3.      EXHIBITS

          Exhibit No.

              3.1** Restated Certificate of Incorporation of Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182).)

              3.2** Certificate of Amendment of Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182).)

              3.3** Certificate of Amendment of Restated Certificate of Incorporation of the Registrant. Filed with the Delaware Secretary of State on May 31, 1999. (Incorporated by reference to the Company's Form 10-K for the annual period ended December 31, 1999.)

              3.4** By-laws of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182).)

              4.1** See Exhibits 3.1 through 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining rights of holders of common stock of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182).)

              4.2** Asset Purchase Agreement dated June 30, 1990, between TIC Software, Inc. and the Registrant which sets forth certain registration rights of TIC Software, Inc. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182).)

              4.3** Exhibits to Asset Purchase Agreement dated June 30, 1990, between TIC Software, Inc. and the Registrant which set forth certain registration rights of TIC Software, Inc. (Incorporated by reference of the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182).)

              4.4** Assignment of Agreement between Jacob Sobotka, Marvin Deuell, Raymond C. Wicker and the Registrant which sets forth certain registration rights of those parties, effective as of January 1, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182).)

              4.5** Assignment of General Partnership interest between New World Technologies, a Texas general partnership, and the Registrant which sets forth certain registration rights effective as of January 1, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182).)

              4.6** Certificate of Designation of Preferred Stock. (Incorporated by reference to the Company's Form S-1 dated June 15, 1998.)

              4.7*   Certificate of Designation of Class B Preferred Stock.

              10.1** Amended Stock Option Plan. (Incorporated by reference to
                     Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Form S-8 (File No. 33-63172) as filed with the Commission on February 2, 1994.)

              10.2** 1995 Stock Option Plan. (Incorporated by reference to
                     Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 33-94514).)

              10.3** Regulations of Telescan (TRC), L.C. effective January 1,
                     1992 by and between the Registrant and The Radnor-Houston Joint Venture. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182).)

              10.4** First Amendment to Regulations of Knowledge Express, L.C.
                     (formerly known as Telescan (TRC), L.C.) entered into effective July 23, 1992, by and between the Registrant and The Radnor-Houston Joint Venture. (Incorporated by reference to Amendment No. 1 to the Company's Form S-1 dated January 8, 1993.)

              10.5** Regulations of Telebuild, L.C. entered into effective July
                     31, 1992, by and among the Registrant, JST Technology Center, Inc. and Friedman Interests, Inc. (Incorporated by reference to Amendment No. 2 to the Company's Form S-1 dated February 1, 1993.)

              10.6** Employment Agreement by and between the Company and David
                     L. Brown dated March 10, 1994. (Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Form S-1 dated August 11, 1994.) (1)

              10.7** Office Lease Agreement between the Registrant and Chevron
                     U.S.A., Inc. dated November 8, 1995. (Incorporated by reference to the Company's Form 10-K for the annual period ended December 31, 1995.)

              10.8** Stock Purchase Agreement by and between the Company and GE
                     Capital Equity Investment Inc. (Incorporated by reference to the Company's Form 8-K dated January 14, 1999.)

              10.9** Stock Purchase Agreement by and between the Company and GE
                     Capital Equity Investment Inc. (Incorporated by reference to the Company's Form 8-K dated July 30, 1999.)

              10.10** Employment Agreement by and between the Company and Lee K.
                      Barba dated February 28, 2000. (Incorporated by reference to Exhibit 10.10 the Company's Form 10-K for the annual period ended December 31, 1999.) (1)

              10.11** Employment Agreement by and between the Company and David
                      M. Berray dated March 14, 2000. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated June 30, 2000.) (1)

              10.12** Employment Agreement by and between the Company and Dennis
                      L. Santiago dated May 4, 2000. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q dated June 30, 2000.) (1)

              10.13** June 2000 Amendment to the 1995 Stock Option Plan.
                      (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (file No. 33-50380) as filed with the Commission on November 21, 2000.)

              10.14** 2000 Stock Option Plan. (Incorporated by reference to
                      Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File No. 33-50380) as filed with the Commission on November 21, 2000.)

              10.15* Agreement and Plan of Merger by and between GlobalNet Financial.com, Inc., Telescan Acquisition Corp. and Telescan, Inc.

              10.16** Termination Agreement between GlobalNet Financial.com,
                      Inc. and Telescan, Inc. (Incorporated by reference to the Company's Form 8-K dated September 28, 2000.)

              10.17* Preferred Stock Exchange Agreement by and between the Company and Q Funding, L.P.

              10.18* Preferred Stock Exchange Agreement by and between the Company and R2 Funding, Ltd.

              21*     Subsidiaries of the Registrant.

              23.1*   Consent of independent public accountants.

              23.2*  Consent of independent certified public accountants.


---------

              *      Indicates documents filed herewith.

              ** Indicates documents incorporated by reference from the prior filing indicated.

              (1)    Management contracts or compensation plans or arrangements.

           REPORTS ON FORM 8-K
           No reports on Form 8-K were filed during the last quarter of 2000.

           SIGNATURES
           Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on March 30, 2001.

                                        Telescan, Inc.

                                        By:   /s/ LEE K. BARBA
                                           -------------------------------------
                                        Lee K. Barba, Chief Executive Officer
                                        and Director

           Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

          Signature                                          Title                                   Date
                     PRINCIPAL EXECUTIVE OFFICER:

          /s/ LEE K. BARBA                                   Chief Executive Officer and Director    March 30, 2001
          ----------------------------------------
          Lee K. Barba


                     PRINCIPAL FINANCIAL / ACCOUNTING
                     OFFICER:

          /s/ PAUL A. HELBLING                               Chief Financial Officer                 March 30, 2001
          ----------------------------------------
          Paul A. Helbling


                     DIRECTORS:

          /s/ WILLIAM D. SAVOY                               Chairman of the Board                   March 30, 2001
          ----------------------------------------
          William D. Savoy

          /s/ DAVID L. BROWN                                 Director                                March 30, 2001
          ----------------------------------------
          David L. Brown

          /s/ ELISABETH Y. SAMI                              Director                                March 30, 2001
          ----------------------------------------
          Elisabeth Y. Sami

          /s/ STEPHEN C. WOOD                                Director                                March 30, 2001
          ----------------------------------------
          Stephen C. Wood

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TELESCAN, INC.:

We have audited the accompanying consolidated balance sheet of Telescan, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000, and the related consolidated statement of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telescan, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Houston, Texas
February 21, 2001

                          INDEPENDENT AUDITOR'S REPORT


BOARD OF DIRECTORS AND STOCKHOLDERS
TELESCAN, INC.
HOUSTON, TEXAS

We have audited the accompanying consolidated balance sheet of Telescan, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telescan, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


HEIN + ASSOCIATES LLP
Houston, Texas
February 25, 2000

                         TELESCAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                     DECEMBER 31,
                                                                                 --------------------
                                                                                   2000        1999
                                                                                 --------    --------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                       $  1,494    $ 12,625
 Accounts receivable, net (allowance: $262; $299)                                   3,411       5,033
 Notes receivable                                                                   4,594       5,468
 Marketable securities                                                              4,178          --
 Other current assets                                                                 446         552
                                                                                 --------    --------
     TOTAL CURRENT ASSETS                                                          14,123      23,678
 Property and equipment, net                                                        3,431       3,644
 Investments                                                                          968       3,919
 Software development costs, net                                                      838       4,506
 Marketable securities                                                                 --      46,761
 Other assets                                                                          80         391
                                                                                 --------    --------
        TOTAL ASSETS                                                             $ 19,440    $ 82,899
                                                                                 ========    ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Deferred revenue                                                                $  4,008    $  8,817
 Accounts payable                                                                   3,799       3,550
 Other current liabilities                                                          2,160       1,262
                                                                                 --------    --------
TOTAL CURRENT LIABILITIES                                                           9,967      13,629
 Capital lease obligations, net of current portion                                     46         271
 Deferred taxes                                                                        --      11,229
STOCKHOLDERS' EQUITY:
 Class A convertible preferred stock (liquidation preference $25 per share)
    (120,000 shares issued and outstanding at December 31, 2000 and 1999,
    respectively.)                                                                      1           1
  Common stock,
    (16,296,026, 16,548,859 shares issued and outstanding at December 31, 2000
    and 1999, respectively.)                                                          162         165
 Additional paid-in capital                                                        67,650      66,875
 Accumulated comprehensive income                                                      --      18,321
 Accumulated deficit                                                              (58,386)    (27,592)
                                                                                 --------    --------
TOTAL STOCKHOLDERS' EQUITY                                                          9,427      57,770
                                                                                 --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 19,440    $ 82,899
                                                                                 ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   2000        1999        1998
                                                                 --------    --------    --------
 REVENUE                                                         $ 35,938    $ 26,438    $ 15,234
 COSTS AND EXPENSES:
  Cost of revenue                                                  17,196      15,072      10,436
  Selling and marketing expenses                                    6,632       4,703       4,082
  General and administrative expenses                              18,567       9,661       6,993
  Write down of assets and other charges                           11,742          --       1,530
  Cost of acquisition opportunities                                 5,009       3,287          --
                                                                 --------    --------    --------
   Total costs and expenses                                        59,146      32,723      23,041
                                                                 --------    --------    --------
          Loss from operations                                    (23,208)     (6,285)     (7,807)
 OTHER INCOME (EXPENSE):
     Gain on marketable securities sales                           19,432          --          --
     Realized loss on marketable securities impairment            (27,668)         --          --
     Interest, net                                                    704         455        (597)
     Other, net                                                        96         (76)         42
                                                                 --------    --------    --------
       Total other income (expense)                                (7,436)        379        (555)
                                                                 --------    --------    --------
 LOSS BEFORE MINORITY INTEREST IN LOSS OF SUBSIDIARY              (30,644)     (5,906)     (8,362)
       Minority interest loss                                          --          56         142
                                                                 --------    --------    --------
 LOSS FROM CONTINUING OPERATIONS                                  (30,644)     (5,850)     (8,220)
       Income from discontinued operations                             --          --          19
                                                                 --------    --------    --------
 NET LOSS                                                         (30,644)     (5,850)     (8,201)

       Preferred stock dividend                                      (150)       (150)        (94)
       Incremental yield dividend                                      --          --         (44)
                                                                 --------    --------    --------
 LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                        $(30,794)   $ (6,000)   $ (8,339)
                                                                 ========    ========    ========

 NET LOSS PER COMMON SHARE  - BASIC AND DILUTED(A)               $  (1.85)   $  (0.39)   $  (0.66)
                                                                 ========    ========    ========

  BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING            16,665      15,486      12,654
                                                                 ========    ========    ========

(a)    The earnings per share amount for discontinued operations is $0.00.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                   2000        1999        1998
                                                                 --------    --------    --------
Net loss                                                         $(30,644)   $ (5,850)   $ (8,201)
Change in net unrealized gains (loss) on marketable securities    (29,550)     29,550          --
Deferred taxes on net unrealized gain (losses) on marketable
    securities                                                     11,229     (11,229)         --
                                                                 --------    --------    --------
    COMPREHENSIVE INCOME (LOSS)                                  $(48,965)   $ 12,471    $ (8,201)
                                                                 ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TELESCAN, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          YEARS ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       2000        1999        1998
                                                                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(30,644)   $ (5,850)   $ (8,201)
   Reconciling adjustments:
      Gain on sale of GlobalNet stock                                 (19,432)         --          --
      Realized loss on marketable securities impairment                27,668          --          --
      Cost of acquisition opportunities                                 5,258          --          --
      Stock option compensation / warrants provided for services          371          --          --
      Recognition of non-cash revenue                                  (4,449)     (1,398)         --
     Depreciation and amortization                                      2,907       3,563       3,031
     Write down of assets and other charges                            11,026          --       1,530
     Change in current assets and liabilities:
     (Increase)/decrease in accounts receivable                           919      (3,713)     (1,613)
     Increase/(decrease) in accounts payable                             (287)      1,408         186
     (Increase)/decrease in other current assets                          (60)      2,974       2,365
     Increase in other liabilities                                        658         550         587
                                                                     --------    --------    --------
              Net cash used in operating activities                    (6,065)     (2,466)     (2,115)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                 (1,812)     (3,002)       (249)
  Additions to software development costs                                (742)     (1,273)     (2,519)
  Additions to investments                                             (3,639)     (8,935)         --
  Additions to notes receivable                                            --      (5,643)         --
  Proceeds from sale of marketable securities                             468          --          --
  Other                                                                   525         433          --
                                                                     --------    --------    --------
              Net cash used in investing activities                    (5,200)    (18,420)     (2,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                   --      32,625          --
  Proceeds from issuance of convertible preferred stock                    --          --       3,000
  Proceeds from exercise of stock options                                 685       1,736         460
  Preferred dividends paid                                               (150)       (150)        (94)
  Proceeds from notes payable                                              --          --       2,000
  Increase in capital lease obligations                                    60         488         105
  Payments on notes payable and capital lease obligations                (461)     (2,890)       (568)
  Equity transactions of pooled company, net of cash                       --         194           1
  Other                                                                    --         (31)         (9)
                                                                     --------    --------    --------
              Net cash provided by financing activities                   134      31,972       4,895
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (11,131)     11,086          12
CASH AND CASH EQUIVALENTS:
     Beginning of year                                                 12,625       1,539       1,527
                                                                     --------    --------    --------
     End of year                                                     $  1,494    $ 12,625    $  1,539
                                                                     ========    ========    ========
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Net unrealized gain (loss)                                           $     --    $ 18,321    $     --
Exercise of GlobalNet option through sale of GlobalNet stock           33,227          --          --
Conversion of note receivable into equity investment                       --         664          --
Acquisition of assets for stock                                           350          --          --
Company common stock in exchange for investment in GlobalNet               64       6,335          --
Stock received for services and licenses                                   --       3,298          --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                  PREFERRED STOCK        COMMON STOCK        ADDITIONAL
                                                -------------------   --------------------    PAID-IN
                                                 SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL
                                                --------   --------   --------    --------    --------
  BALANCE JANUARY 1, 1998                             --   $     --     12,493    $    125    $ 20,970
    Net loss                                          --         --         --          --          --
    Issuance of stock under stock option plan         --         --        166           2         458
    Issuance of convertible preferred stock          120          1         --          --       3,000
    Incremental yield on preferred stock              --         --         --          --          44
    5% convertible preferred stock dividends          --         --         --          --          --
    Equity transactions of pooled company             --         --        187           2         424
    Other                                             --         --         --          --          19
                                                --------   --------   --------    --------    --------
  BALANCE DECEMBER 31, 1998                          120          1     12,846         129      24,915
    Net loss                                          --         --         --          --          --
    Change in net unrealized gains                    --         --         --          --          --
    Deferred taxes                                    --         --         --          --          --
    Issuance of stock under stock option plan         --         --        458           5       1,731
    Issuance of common stock                          --         --      2,876          27      39,103
    5% convertible preferred stock dividends          --         --         --          --          --
    Equity transactions of pooled company             --         --        252           3         530
    Change in fiscal year of pooled company           --         --        117           1         596
                                                --------   --------   --------    --------    --------
  BALANCE DECEMBER 31, 1999                          120          1     16,549         165      66,875
    Net loss                                          --         --         --          --          --
    Change in net unrealized losses                   --         --         --          --          --
    Deferred taxes                                    --         --         --          --          --
    Issuance of stock under stock option
       plan                                           --         --        184           2         683
    Issuance of common stock                          --         --        108           1       1,334
    Cancellation of common stock                      --         --       (545)         (6)     (1,731)
    Stock based compensation                          --         --         --          --         417
    Issuance of warrants                              --         --         --          --          72
    5% convertible preferred stock
       dividends                                      --         --         --          --          --
                                                --------   --------   --------    --------    --------
  BALANCE DECEMBER 31, 2000                          120   $      1     16,296    $    162    $ 67,650
                                                ========   ========   ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Continued)


                                                                   ACCUMULATED
                                                 ACCUMULATED      COMPREHENSIVE
                                                   DEFICIT           INCOME          TOTAL
                                                --------------    --------------    --------
  BALANCE JANUARY 1, 1998                       $      (11,935)   $           --    $  9,160
    Net loss                                            (8,201)               --      (8,201)
    Issuance of stock under stock option plan               --                --         460
    Issuance of convertible preferred stock                 --                --       3,001
    Incremental yield on preferred stock                   (44)               --          --
    5% convertible preferred stock dividends               (94)               --         (94)
    Equity transactions of pooled company                   --                --         426
    Other                                                   --                --          19
                                                --------------    --------------    --------
  BALANCE DECEMBER 31, 1998                            (20,274)               --       4,771
    Net loss                                            (5,850)               --      (5,850)
    Change in net unrealized gains                          --            29,550      29,550
    Deferred taxes                                          --           (11,229)    (11,229)
    Issuance of stock under stock option plan               --                --       1,736
    Issuance of common stock                                --                --      39,130
    5% convertible preferred stock dividends              (150)               --        (150)
    Equity transactions of pooled company                   --                --         533
    Change in fiscal year of pooled company             (1,318)               --        (721)
                                                --------------    --------------    --------
  BALANCE DECEMBER 31, 1999                            (27,592)           18,321      57,770
    Net loss                                           (30,644)               --     (30,644)
    Change in net unrealized losses                         --           (29,550)    (29,550)
    Deferred taxes                                          --            11,229      11,229
    Issuance of stock under stock option plan               --                --         685
    Issuance of common stock                                --                --       1,335
    Cancellation of common stock                            --                --      (1,737)
    Stock based compensation                                --                --         417
    Issuance of warrants                                    --                --          72
    5% convertible preferred stock dividends              (150)               --        (150)
                                                --------------    --------------    --------
  BALANCE DECEMBER 31, 2000                     $      (58,386)   $           --    $  9,427
                                                ==============    ==============    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.         SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION

           THE COMPANY
           Telescan, Inc. ("Telescan" or the "Company") is committed to helping investors improve their investment results through advice and the educated use of proprietary investment search tools. The Company provides financial products and services marketed through two divisions. The Company's Consumer Division manages two Web properties, INVESTools.com and WallStreetCity.com, with the common goal of simplifying and enriching the investing consumer's financial life. The Company's Business-to-Business Division offers businesses an array of online financial solutions through private-label and co-branded versions of the Company's products and services. The Company's business clients include many of the nation's leading financial services and media companies, including America Online, American Express, BusinessWeek Online, CNBC.com, Forbes and Quick & Reilly.

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

           On May 28, 1999, the Company completed the acquisition of INVESTools, Inc. ("INVESTools") upon which the INVESTools stockholders exchanged all of their shares for shares of the Company's common stock in a business combination that was accounted for as a pooling-of-interests. The consolidated financial statements for the two years ended December 31, 1999 and the accompanying related notes reflect the Company's financial position and the results of operations as if INVESTools had been a wholly-owned subsidiary of the Company since inception. Prior to the acquisition, INVESTools had a fiscal year end of June 30. The adjustment for the change in the year-end is reflected in the statement of stockholders' equity for the year ended December 31, 1999.

           The Company has an accumulated deficit of $58.4 million through December 31, 2000 and had negative cash flows from operations of $6.1 million, $2.5 million and $2.1 million for 2000, 1999, and 1998, respectively. It is the Company's intention to control its operating expenses while continuing to invest in its existing products. In addition, the Company has implemented changes intended to reduce certain operating and general and administrative expenses. The Company will continue to liquidate its marketable securities portfolio during 2001 and is continuing its exploration of strategic alternatives including exploring sources of additional financing. If the Company is unable to achieve its projected 2001 results of operations, or if the fair value of the Company's marketable securities decrease significantly from the fair value at December 31, 2000, additional financing may be required to fund the Company's operations. No assurance can be given that the Company will be able to obtain additional financing or sell additional assets, or as to the terms upon which the Company could do so. Based on the Company's current outlook, it believes that its cash flows from operations and current working capital will be sufficient to fund its operations and capital requirements through June 2002.

           PRINCIPLES OF CONSOLIDATION
           The consolidated financial statements include the accounts of Telescan, Inc. and its majority-owned subsidiaries for which the Company controls the operations. All significant intercompany transactions have been eliminated.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           CONCENTRATION OF CREDIT RISK
           The Company markets its products and services to a diverse customer base. Accounts receivable are generally unsecured and are derived primarily from revenues earned from customers located in the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

           The Company maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management believes the potential risk of loss on these accounts to be minimal.

           SEGMENT REPORTING
           The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information, in 1997. The Company has one segment delivering content and analytical tools to individual investors either directly, through one of its Web properties, or indirectly by licensing its tools and providing content, hosting and development services to third party companies, which market and distribute the content and tools to their customer base of individual investors.

           SIGNIFICANT CUSTOMERS
           The Company has an agreement with BPI Communications, Inc. ("BPI") to provide hosting and development services for multiple BPI Web sites. Revenue for these services represented 12% and 10% of total revenue for 2000 and 1999, respectively. This contract was amended on December 31, 2000 to a fixed fee arrangement for the first three months of 2001 and then the agreement and the fees are renewed month-to-month thereafter.

           The Company has a license agreement with NBC, whereby NBC uses Telescan's proprietary Internet technology for use on CNBC.com, a comprehensive Web site for personal finance. Under the agreement, Telescan developed the financial content portion of the CNBC.com Web site and currently provides hosting services for such content. Revenue from these services accounted for 10% and 13% of total revenue in 2000 and 1999, respectively. The Company generates revenue under the agreement from cost reimbursement, fixed monthly license fees and a percentage of advertising revenue generated from the site.

           There were no other customers that generated greater than 10% of revenue in 2000, 1999, or 1998.

           CASH AND CASH EQUIVALENTS
           The Company considers all cash and cash investments with an original maturity of three months or less to be cash equivalents. The Company has invested excess cash in commercial paper and money market accounts and amounts included in the consolidated financial statements approximate fair value at the balance sheet date.

           MARKETABLE SECURITIES
           The Company's marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           component within stockholders' equity entitled "accumulated comprehensive income." Realized gains and losses and permanent declines in value on available-for-sale securities are reported in other income or expense, as incurred. Realized investment gains (losses) are recognized using the specific identification method.

           PROPERTY AND EQUIPMENT
           Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line method over the estimated useful lives of the assets, which range from three to seven years. Equipment under capital lease is amortized over the lesser of the remaining useful lives of the equipment or the lease term.

           Depreciation expense was approximately $1.8 million, $1.2 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

           INVESTMENTS
           The Company invests in equity instruments of privately-held information technology companies for business and strategic purposes. These investments are included in long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not significantly influence or control the entity's operations. For these non-marketable investments, the Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing the appropriate carrying value of the investments.

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

           Amortization expense was $1.0 million, $2.1 million, and $2.6 million, for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated amortization totaled $204,000 and $5.0 million at December 31, 2000 and 1999, respectively.

           LONG-LIVED ASSETS
           The Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators suggest that impairment is probable, the Company will prepare an estimate of undiscounted future cash flows expected to result from the use of the asset. If impairment is indicated, an adjustment will be made to reduce the carrying amount of the asset to its fair value. The Company did not recognize any such impairment in 1999. In 2000 and 1998, the Company adjusted the carrying value of certain long-lived assets, primarily capitalized software development costs, capital data costs and related goodwill, to their estimated fair value, resulting in a non-cash impairment loss of $4.2 million and $1.5 million, respectively, which is included in write down of assets and other charges in the consolidated statement of operations.

           INCOME TAXES
           Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences reverse.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           A valuation allowance for deferred tax assets is provided if it is more likely than not that some portion of the deferred tax asset will not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgment about the reliability of the related deferred tax asset is included in income. A change related to fluctuations in fair value of available-for-sale securities is included in accumulated comprehensive income in stockholders' equity.

           MINORITY INTEREST
           The minority interest relates to the Company's investment in Knowledge Express Data Systems, L.C., ("KEDS") which was sold subsequent to year end. Refer to Note 14 for additional discussion of this subsequent event. The minority investment was reduced to zero as of December 31, 1999.

           REVENUE RECOGNITION
           Revenue is recognized as services are completed. License fees are recognized ratably over the term of the hosting arrangements, which range from two to five years.

           DEFERRED REVENUE
           Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to license and service fees.

           STOCK-BASED COMPENSATION
           SFAS No. 123, Accounting for Stock-Based Compensation, allows companies to adopt either of two methods for accounting for stock options. The Company accounts for its stock based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with SFAS No. 123, certain proforma disclosures are provided in Note 10. The Company's long-term incentive plans provide for the award of stock options to employees and directors.

           ADVERTISING COSTS
           Advertising costs are expensed when the initial advertisement is run and are included in selling and marketing expenses. Advertising costs for the years ended December 31, 2000, 1999 and 1998 were $296,000, $433,000, and $808,000, respectively.

           NET LOSS PER SHARE
           Net loss per share is computed by using the weighted average number of shares of common stock outstanding. At December 31, 2000 there were approximately 4.2 million shares of common stock potentially issuable with respect to stock options, warrants, and convertible preferred stock, which were excluded from the net loss per share calculation because they are antidilutive.

           RECENTLY ISSUED ACCOUNTING STANDARDS
           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 effective for years beginning after June 15, 2000, requires derivatives to be recorded in the balance sheet as an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not invest in derivative instruments and therefore does not believe that this statement will have a material impact on the Company's financial statements.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       BALANCE SHEET COMPONENTS (IN THOUSANDS):


          PROPERTY AND EQUIPMENT:                            2000       1999
                                                            -------    -------
          Property, computer and other equipment            $ 6,017    $ 5,487

          Furniture and fixtures                                584        655

          Software                                              546        504
                                                            -------    -------

               Total property and equipment                   7,147      6,646

          Less: accumulated depreciation and amortization    (3,716)    (3,002)
                                                            -------    -------

                   PROPERTY AND EQUIPMENT, NET              $ 3,431    $ 3,644
                                                            =======    =======


          OTHER CURRENT LIABILITIES:                          2000       1999
                                                            -------    -------
          Accrued payroll                                   $   941    $   485

          Accrued royalties                                     869        100

          Current portion of long term obligations              261        425

          Other accrued liabilities                              89        252
                                                            -------    -------

             OTHER CURRENT LIABILITIES                      $ 2,160    $ 1,262
                                                            =======    =======

3.         ACQUISITIONS

           2000 ACQUISITION OPPORTUNITIES
           During 2000, Telescan evaluated a number of opportunities to add key technologies, enhance market presence and complement existing products and services through acquisitions.

           In August 2000, the Company entered into a merger agreement with GlobalNet Financial.com, Inc. ("GlobalNet") in which each share of Telescan common stock would be exchanged for 0.50 shares of GlobalNet common stock. During the ensuing due diligence period, the companies determined that their business strategies would be best served if they were pursued separately. In September 2000, a termination agreement was signed and the costs associated with this acquisition opportunity totaling $4.5 million were expensed. A summary of the material terms of the termination agreement is as follows:

              o The Company exchanged 272,500 shares of GlobalNet common stock the Company owned with GlobalNet for the 545,000 shares of Company common stock GlobalNet owned. These shares of Company common stock were subsequently cancelled.

              o GlobalNet purchased 276,495 shares of GlobalNet common stock the Company owned for $6.00 per share.

              o GlobalNet paid the Company $250,000 in cash for expenses incurred in connection with the proposed acquisition opportunity.

              o The Company and GlobalNet terminated most of their contracts and agreements, and dismissed all related outstanding receivables. The Company accelerated recognition of deferred revenue of $1.0 million currently into revenue on these contracts as the termination relieved the Company of future performance obligations under these contracts.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              o The Company agreed it would not sell, transfer, or dispose of its shares of GlobalNet common stock until July 2001, except for 50,000 shares per month for six consecutive months beginning October 1, 2000. During the fourth quarter of 2000, the Company sold 150,000 shares of GlobalNet stock on the open market under the terms of this agreement.

           Additional merger and acquisition opportunities the Company explored during 2000 resulted in an additional $545,000 in costs of acquisition opportunities expensed.

           1999 ACQUISITION OPPORTUNITIES
           On May 28, 1999, the Company completed the acquisition of INVESTools, Inc., a privately held company. INVESTools operated an investment advice Web site, featuring continually updated portfolio advice from recognized money managers, as well as online investment advisory newsletters. Under the terms of the acquisition agreement, which was accounted for as a pooling-of-interests, Telescan issued 2,124,976 shares of common stock in exchange for all of INVESTools' outstanding shares and assumed 220,955 options to purchase Telescan common stock. All outstanding INVESTools, Inc. preferred stock and warrants were converted to common stock immediately prior to the acquisition. During 1999, the Company recorded a one-time charge of $3.3 million for acquisition-related costs. These costs consisted of investment banking fees, legal and accounting fees, and certain other expenses directly related to the acquisition.

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


                           Revenue                     $     1,058
                           Expenses                          2,376
                                                       -----------
                             Net loss                  $    (1,318)
                                                       ===========

           INVESTools' historical financial statements have been adjusted to conform to the accounting policies and practices of the Company. These adjustments primarily related to the classification of interest and other income and the classification of restricted cash. These conforming adjustments did not change the net loss INVESTools reported.

           Separate revenues, net loss and related per share amounts of the merged entities are presented in the following table (in thousands):

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             1998
                                                           --------
           REVENUE:
                Telescan, Inc. (restated)                  $ 13,778
                INVESTools                                    1,456
                                                           --------
                Revenue as reported                        $ 15,234
                                                           ========
           NET LOSS:
                Telescan, Inc.                             $ (6,038)
                INVESTools                                   (2,163)
                                                           --------
                Net loss, as reported                      $ (8,201)
                                                           ========

           LOSS PER SHARE:
                Telescan, Inc.                             $  (0.48)
                INVESTools                                    (0.18)
                                                           --------
                Loss per share as reported                 $  (0.66)
                                                           ========

4.         NOTES RECEIVABLE

           In November 1999, the Company entered into a loan agreement with TeamVest to loan $4.2 million for one year at a rate of LIBOR plus 2%, payable at maturity. The note was secured by guarantees from certain key principals of TeamVest and was convertible into equity interests in TeamVest, subject to certain conditions in the agreement. In addition, the agreement contained a warrant permitting the Company to purchase additional equity interests in TeamVest at such time that the loan was converted into an equity interest if certain conditions were met. At December 31, 2000, the Company had accrued $394,000 in interest, which is classified with the note receivable. The Company recognized license fee and development revenue from TeamVest of $399,000 in 2000.

            In January 2001, this note was settled. Refer to Note 14 for further details of this subsequent event.

5.         MARKETABLE SECURITIES

           During 1999 and the first quarter of 2000, the Company acquired marketable securities in companies as payment for services rendered or as an investment to support a strategic alliance. At December 31, 2000, these investments were as follows:

                                                                  COST BASIS
                                                                      AT
          NAME                               ORIGINAL COST     DECEMBER 31, 2000
          ----                               -------------     -----------------
          GlobalNetFinancial.com, Inc.      $22.4 million       $2.8 million
          Individual Investor Group, Inc.     4.1 million         .5 million
          FreeRealTime.com, Inc.              3.0 million         .3 million
          Stockwalk Group, Inc.               2.4 million         .6 million

           Consistent with the overall market for Internet stocks, the Company has seen the market value of these investments decrease during 2000. In the fourth quarter of 2000, the Company assessed these investments and concluded that each of the marketable securities had experienced an "other than temporary" decline in value and, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the cost basis of these investments, classified as available-for-sale, was written down to market value and a realized loss of $27.7 million was recognized. As a result, cost basis equals fair market value as indicated by the market and there are no unrealized gains or losses at December 31, 2000.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Company began selling these investments in the fourth quarter of 2000 and will continue to sell these investments in 2001 because they are considered to be a non-strategic asset and provide working capital. Therefore, these investments were reclassified as current assets in the accompanying balance sheet at December 31, 2000. The majority of these marketable securities are subject to restrictions under Rule 144 of the Securities Act of 1933 which, among other things, limit the quantity that can be sold through a broker for a period of time.

           In March 2000, the Company exercised an option acquired in March 1999 to acquire additional shares of GlobalNet stock. A gain of $20.7 million was recorded in the first and second quarters related to sales of GlobalNet securities, the proceeds of which were used to exercise this option. Additional sales in the fourth quarter of 2000 reduced this gain to $19.4 million for the year. There were no other sales of marketable securities during 2000.

6.         INVESTMENTS

           During 1999 and 2000 the Company made strategic investments in other companies, which had technologies that were compatible with or enhanced the Company's technology or content. These investments are carried at cost because the Company owns less than 20% of the total equity and has no significant influence or control over the operations. Due to weaknesses in the market related to Internet companies, the Company continuously reviewed the market value of these investments for indications that the value had declined below cost permanently or that the Company would not be able to recover its investment. Based on these assessments, these investments were written down $5.1 million during 2000. This charge is included in write down of assets and other charges in the consolidated statement of operations.

7.         COMMITMENTS AND CONTINGENCIES

           COMMITMENTS

                  CAPITAL LEASES
                  The Company has entered into capital lease commitments that expire early in 2002. The future minimum lease payments under these agreements are $267,000 and $46,000 for 2001 and 2002, respectively. The present value of these minimum payments totals $307,000, with $6,000 attributable to interest. The interest rates on these leases range from 3% to 10%. Computer and telephone equipment under capital lease totaled $1.4 million and $1.8 million at December 31, 2000 and 1999, respectively with related accumulated depreciation of $1.2 million per year.

                  INTEREST PAID
                  The Company paid $26,000, $264,000 and $115,000 for interest during the years ended December 31, 2000, 1999 and 1998, respectively.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  OPERATING LEASES
                  The Company has commitments to lease office space and equipment under non-cancelable operating leases. Rent expense under operating leases totaled $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum payments under non-cancelable leases are as follows (in thousands):

                                YEARS ENDING DECEMBER 31,
                           -----------------------------------------------
                                         2001*             $         1,723
                                         2002                        2,183
                                         2003                        1,474
                                         2004                        1,484
                                         2005                        1,142
                                     Thereafter                          -
                                                           ---------------
                                        Total              $         8,006
                                                           ===============

  *In 2001, the Company does not pay rent for the last six months of the year.

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

8.         INCOME TAXES

           At December 31, 2000, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $28.9 million, which expire in years 2009 to 2020. A portion of the $5.0 million in net operating loss carryforwards acquired with the INVESTools, Inc. acquisition are currently limited as to use.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Deferred tax assets and liabilities consisted of the following at December 31, 2000 and 1999 (in thousands):

                                                                                2000        1999
                                                                              --------    --------
          Deferred tax assets:
               Acquisition costs capitalized for tax purposes                 $  1,217    $  1,217
               Deferred revenue                                                     --       2,196
               Net operating loss carryforwards                                  9,838       5,155
              Net unrealized gains (losses) on securities                        6,703          --
              Other                                                                181          --
                                                                              --------    --------
                    Total deferred tax asset                                    17,939       8,568

               Less: Valuation allowance                                       (16,862)     (7,148)
                                                                              --------    --------

          Deferred tax asset, net                                                1,077       1,420
          Deferred tax liability:
               Accumulated depreciation                                         (1,077)     (1,420)
               Net unrealized gains (losses) on securities                          --     (11,229)
                                                                              --------    --------
          Deferred tax liability, net                                         $     --    $(11,229)
                                                                              ========    ========

           The valuation allowance increased approximately $9.7 million during 2000. In as much as the Company's recognition of an impairment of the marketable securities portfolio would suggest an anticipated capital loss from the eventual disposition of the securities, and since capital losses are allowed for tax purposes only to the extent of capital gains, the net deferred tax effects related to the market value adjustments have been reduced to zero.

           The following is a reconciliation of expected to actual income tax expense based upon the statutory rates:

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   2000        1999        1998
                                                                 --------    --------    --------
           Federal income tax benefit at statutory rates         $(10,419)   $ (2,040)   $ (2,788)
           Acquisition costs capitalized for tax purposes              --       1,217          --
           Other, net                                                 705          45        (295)
           Change in valuation allowance                            9,714         778       3,083
                                                                 --------    --------    --------
           Actual Provision                                      $     --    $     --    $     --
                                                                 ========    ========    ========

9.         STOCKHOLDERS' EQUITY

           CLASSES OF CAPITAL STOCK
           The Company has two classes of capital stock: convertible preferred stock and common stock. During 1999, the Board of Directors approved an amendment to the Restated Certificate of Incorporation to increase the total number of authorized shares of all classes of capital stock to a total of 40,000,000 shares. The Company is authorized to issue up to 30,000,000 shares of common stock with a par value of $.01 and 10,000,000 shares of convertible preferred stock with a par value of $.01.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           CAPITAL STOCK ACTIVITY
           In October 2000, as part of the termination agreement with GlobalNet discussed in Note 3, the Company received the 545,000 shares of Company stock issued to GlobalNet in 1999 in exchange for 272,500 shares of GlobalNet stock the Company owned. These shares were subsequently cancelled.

           In May 2000, the Company settled conflicting contractual claims with CyberAction, Ltd. for $1.1 million, which is included in write down of assets and other charges in the consolidated statement of operations. As part of the settlement, the Company issued 91,628 shares of common stock and issued an option to purchase 25,000 shares of the Company's common stock at an exercise price of $10.75 per share. The option expires May 5, 2002.

           In March 2000, as consideration for the purchase of the assets of Reality Sports, Inc., the Company issued 15,596 shares to Reality Sports, Inc. and 1,071 shares to CCCC Enterprises, Ltd.

           In January 1999, the Company sold 1,220,237 shares of its common stock in a private placement to NBC in conjunction with its affiliate, GE Capital Equity Investments, Inc. The Company received net proceeds of $8,655,000 from the transaction. The resale of the stock is restricted under Rule 144, subject to demand registration rights on one-half of the shares.

           In July 1999, the Company sold an additional 1,111,111 shares of its common stock in a private placement to NBC and received net proceeds of $23,970,000. The resale of the stock is also restricted under Rule 144 subject to demand registration rights on one-half of the shares. At December 31, 1999, NBC held 14.2% of the Company's outstanding shares.

           In March 1999, the Company entered into an agreement with GlobalNet to exchange 520,000 shares of its common stock for 2,715,337 shares of GlobalNet common stock, giving the Company a 9.9% ownership interest in GlobalNet. In addition the Company issued 25,000 shares of its common stock for a one-year option to purchase additional shares such that, upon exercise of the option, the Company could own an aggregate of 19.9% of GlobalNet's then outstanding common stock. The exercise price of the option was set at $12.00 per share. This option was exercised in March and April of 2000.

           In May 1998, the Company issued 120,000 shares of 5% Class A Convertible Preferred Stock for $3.0 million dollars. In connection with the issuance of the preferred stock, there is an incremental yield that arises from the conversion discount from fair value that is considered a dividend to preferred stockholders. The amount is determined as the fixed discount from market (5%) based on the closing price at May 15, 1998 and is calculated as follows:

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
                                                      ========

           Preferred stockholders had the option to convert the preferred shares into common stock at any time after May 15, 1998. The conversion price of the preferred stock conversion into common stock was to be based on a defined formula and capped at a maximum of $8.62 per share. In January 2001, the holders of the 120,000 shares of 5% Class A Convertible Preferred Stock exchanged all of their shares for 120,000 shares of 4% Class B Convertible Preferred Stock. Refer to
           Note 14 for details of this subsequent event.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.        STOCK OPTION PLANS

           EMPLOYEE STOCK OPTION PLANS

                  DESCRIPTION OF PLANS

                       2000 Stock Option Plan
                       Approved by stockholders in August 2000, the Company has reserved 1.0 million shares for grant under this Plan for issuance to officers, directors, and employees. The Plan expires August 2010. Under the Plan, incentive options may be granted at the fair market value of the Company's common stock at the date of the grant, as determined by the Board of Directors, but not less than $1.50 per share. Non-statutory options may be granted at prices equal to or greater than $1.50 per share, as determined by the Board of Directors. Options generally expire ten years from the date of grant.

                       Amended 1995 Stock Option Plan
                       This Plan was amended in June 2000 to increase the number of shares available for grant to 1.2 million for issuance to officers, directors, and employees. The Plan expires March 2005. Under the Plan, incentive options may be granted at the fair market value of the Company's common stock at the date of the grant, as determined by the Board of Directors, but not at less than $1.50 per share. Non-statutory options may be granted at prices equal to or greater than $1.50 per share, as determined by the Board of Directors. Options generally expire ten years from the date of grant.

                       Amended 1990 Stock Option Plan
                       The Company reserved 1.5 million shares for grant under this Plan for issuance to officers, directors, and employees. This Plan expired in August 2000 and no new options are being granted from this Plan. Options granted under this plan were granted at fair market value at the date of grant and generally expire ten years from the date of the grant.

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

                        TELESCAN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EMPLOYEE STOCK OPTION PLAN ACTIVITY
The following is a summary of option activity under these plans:

                                            TOTAL SHARES UNDER           WEIGHTED AVERAGE
                                                  OPTION                  EXERCISE PRICE
                                          ------------------------    -----------------------
BALANCE - JANUARY 1, 1998                       872,476                    $     4.26
   Granted                                      447,117                          6.37
   Cancelled                                    (47,925)                         1.94
   Exercised                                   (169,250)                         2.69
                                          -------------                    ----------
BALANCE - DECEMBER 31, 1998                   1,102,418                          5.50
   Pooling Adjustment                            (9,184)                         0.39
   Granted                                      306,949                         11.17
   Cancelled                                    (75,826)                         6.12
   Exercised                                   (516,681)                         4.00
                                          -------------                    ----------
BALANCE - DECEMBER 31, 1999                     807,676                          8.56
   Granted                                    1,997,139                         10.93
   Cancelled                                   (260,397)                        15.29
   Exercised                                   (183,516)                         3.73
                                          --------------                   ----------
BALANCE - DECEMBER 31, 2000                   2,360,902                    $    10.19
                                          =============                    ==========


           The following table summarizes information about options outstanding at December 31, 2000:

                                         OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                       ---------------------------------------------------------     --------------------------------
                                               WEIGHTED AVERAGE       WEIGHTED                             WEIGHTED
                                               REMAINING YEARS        AVERAGE                              AVERAGE
    RANGE OF                  NUMBER            OF CONTRACTUAL        EXERCISE           NUMBER            EXERCISE
EXERCISE PRICES             OUTSTANDING             LIFE               PRICES          EXERCISABLE          PRICE
-------------------    -----------------   --------------------    -------------     --------------    --------------
$    0  - $4.99               1,005,520             9.25             $  2.19           448,468             $  2.41
 5.00  -   9.99                 397,064             5.46                7.29           394,789                7.28
10.00 - 14.99                    71,016             6.59               12.41            71,016               12.41
15.00 - 19.99                   458,092             9.01               18.93           158,092               18.81
20.00 - 24.99                   423,710             8.15               21.91           341,510               21.78
25.00 - 30.00                     5,500             9.07               25.14             5,500               25.14
                         --------------          -----------           -----      ------------               -----
          TOTAL               2,360,902             8.29             $ 10.19         1,419,375             $ 10.84
                         ==============          ===========         =======      ============             =======

                        TELESCAN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STOCK OPTIONS GRANTED TO THIRD PARTIES

     DESCRIPTION OF GRANTS

     The Company issues options to certain outside vendors as payment for services rendered. The options are valued based on the value of services received, if available, or at fair market value of the option at the date of grant.

     STOCK OPTION ACTIVITY
     The following is a summary of option activity:

                                        TOTAL SHARES        WEIGHTED AVERAGE
                                        UNDER OPTION         EXERCISE PRICE
                                       --------------      ------------------
        BALANCE JANUARY 1, 1998              60,000           $    5.26
             Granted                         50,000                6.75
                                       ------------         -----------
        BALANCE DECEMBER 31, 1998           110,000                5.94
             Granted                         75,000               20.00
             Exercised                      (60,000)               6.72
             Cancelled                      (37,500)               5.00
                                       ------------         -----------
        BALANCE DECEMBER 31, 1999            87,500               17.86
             Granted                         25,000               10.75
                                       ------------         -----------
        BALANCE DECEMBER 31, 2000           112,500           $   16.28
                                       ============         ===========

     The 60,000 options exercised during 1999 were cashless exercises. The remaining options outstanding have a weighted average remaining life of three years.

     PRO FORMA DISCLOSURES

     Had compensation expense arising from stock-based compensation been determined consistent with the provisions of SFAS 123, net loss and net loss per share would have been as follows (in thousands, except per share amounts):

                                           2000                  1999
                                    -------------------    ------------------
Net loss:
     As reported                         $  (30,644)         $   (5,850)
     Pro forma                              (42,041)             (6,974)
Net loss per common share:
     As reported                         $    (1.85)         $    (0.39)
     Pro forma                                (2.53)              (0.46)


     The weighted average fair values of the options granted during 2000, 1999 and 1998 were $9.19, $10.79 and $3.79 respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions; risk free rates ranging from 5.74% to 6.88% for 2000 and 5.00% to 6.15% for 1999;
     volatility factors ranging from 75.9% to 78.4% for 2000 and 78.67% and 86.14% for 1999; expected lives of 10 years for 2000 and 3 years for 1999; and no assumed dividend yield in either period.

                        TELESCAN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.        EMPLOYEE BENEFITS

           The Company sponsors a defined contribution 401(k) Profit Sharing Plan for its employees. The plan provides participants a mechanism for making contributions for retirement savings. Each participant may contribute certain amounts of eligible compensation. The plan allows for Company matching contributions, and effective January 1, 2000, the Company invoked this privilege, matching 25% of participant contributions up to 1% of salary.

12.        FAIR VALUE OF FINANCIAL INSTRUMENTS

           At December 31, 2000, the book value of the Company's financial instruments equaled market.

           At December 31, 1999, the book value of cash and cash equivalents, notes receivable excluding the TeamVest note, marketable securities and capital lease obligations equaled market value. The fair market value of the TeamVest note receivable reported at cost was not determinable because it was convertible into equity of a private company. The fair value of investments reported at cost was not readily determinable since they represent equity investments in private companies.

 13.       RELATED PARTIES


           KEDS
           At December 31, 2000 the Company owned 55.58% of KEDS and a joint venture controlled by GRF Interests, Inc., owned the remainder. G. Robert Friedman, a significant stockholder and former director of the Company, controls GRF Interests, Inc. In February 2001, all owners sold their interests to an unrelated third party. Refer to
           Note 14 for more details of this subsequent event.

           TELEBUILD, L.C. ("TELEBUILD")
           At December 31, 2000, the Company owned 15.83% of Telebuild. Friedman Interests, Inc, and the Brown Family Partnership own 45.42% and 25.44%, respectively. G. Robert Friedman, a significant stockholder and former director of the Company, controls Friedman Interests, Inc. David L. Brown, Director and former Chairman of the Company and other members of the Brown family own the Brown Family Partnership. The Company recognized contract revenue from Telebuild of $55,000, $1,369,000, and $1,152,000 in 2000, 1999, and 1998,
           respectively. The Company recognized contract expense of $1,241,000, and 1,016,000 during the years ended 1999, and 1998, respectively. As of December 31, 2000 and 1999, $19,000 and $1,043,000 were due from Telebuild for contract services provided. At December 31, 2000, the Company's investment in Telebuild was zero.

           GRO CORPORATION ("GRO")
           Mr. Greg E. Gensemer, an officer of Telescan, serves on the Board of Directors for GRO. The Company has entered into licensing and servicing agreements with this company. In December 2000, the licensing agreement was amended to terminate development of a new product for GRO. As a result of this modification, $153,000 of deferred license fees for GRO were accelerated and recognized as revenue in 2000. At December 31, 2000, the Company still had approximately $358,000 of deferred license fees from GRO to be recognized as revenue through 2003. The Company recognized $190,000 in revenue during 2000 from this licensing agreement. The Company owned 603 shares of GRO Corporation representing an ownership interest of 5.1% at December 31, 2000.

           NATIONAL BROADCASTING COMPANY, INC. ("NBC")
           In a letter agreement dated February 22, 1999 between the NBC and the Company, NBC was granted the right to have an individual designated by NBC (the "NBC Designee") included as a nominee for the Board of Directors of the Company. NBC shall have this right until GE Capital Equity Investments, Inc. ("GE Equity") owns less than 5% of the outstanding common stock of the Company or the license

                        TELESCAN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           agreement with NBC terminates or expires, whichever event occurs earlier. Pursuant to this agreement, NBC has designated and the Board of Directors has approved Ms. Elisabeth Y. Sami.

           In addition, GE Equity has the right to designate an individual to be present at all Board of Director meetings. Such individual will not be a participating or voting member of the Board of Directors and may remain as a designee so long as GE Equity owns at least 5% of the Company's outstanding common stock. Note 1 to the financial statements discusses activity with NBC during 1999 under the caption "Concentration of Credit Risk."

14.        SUBSEQUENT EVENTS


           TEAMVEST

           In January 2001, the Company received a $1.5 million payment on the $4.2 million note receivable due from TeamVest that the Company entered into in November 1999 (refer to Note 4 for details). The Company then exercised its option to convert the remaining balance due on the note, plus accrued interest of $407,000, into 1.9 million shares of TeamVest common stock.

           CONVERTIBLE PREFERRED STOCK

           In January 2001, the holders of the 120,000 shares of Class A 5% Convertible Preferred Stock agreed to exchange all of their shares for new Class B 4% Convertible Preferred Stock. This stock pays $1.00 per share per annum in dividends and is convertible into 3,000,000 shares of Common Stock, which the Company has reserved for such conversion. The stock automatically converts on May 15, 2002.

           KEDS

           In February 2001, all interests in KEDS, including the Company's 56% interest, were sold to a third party. The net liabilities of KEDS, a consolidated subsidiary of the Company, were reclassified as net liabilities held for sale and are included in other liabilities on the balance sheet at December 2000. In February 2001, the Company recognized a $9,000 loss on the sale.

           BPI

           The Company had an agreement with BPI to provide hosting and development services for multiple BPI Web sites. Revenue for these services represented 12% and 10% of total revenue for 2000 and 1999, respectively. This contract was amended on December 31, 2000 to a fixed fee arrangement for the first three months of 2001 and then the agreement and the fees are renewed month-to-month thereafter.

                        TELESCAN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.        UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

                                                                  (in thousands, except per share data)
                                                                             QUARTERS ENDED
                                                   --------------------------------------------------------------------
                                                      12/31/00            9/30/00          6/30/00          3/31/00
                                                   ----------------    --------------    -------------    -------------
Revenue                                            $      8,003        $     9,183         $   8,925        $  9,827
Cost and expenses from operations                        11,650             17,462            18,186          11,848
                                                   ------------        -----------       -----------      ----------
Loss from operations                                     (3,647)            (8,279)           (9,261)         (2,021)
Other income (expense)                                  (28,726)               180             8,865          12,245
Income tax (expense) benefit                                  -                  -             2,041          (2,041)
                                                   ------------        -----------       -----------      -----------
Net income (loss)                                  $    (32,373)       $    (8,099)      $     1,645      $    8,183
                                                   =============       ===========       ===========      ==========
Net income (loss) attributable to common           $    (32,410)       $    (8,137)      $     1,607      $    8,146
                                                   =============       ===========       ===========      ==========
stockholders

Earnings Per Share - Basic
Net income (loss)                                  $      (1.97)       $     (0.48)      $      0.10      $     0.49
                                                   =============       ===========       ===========      ==========
Weighted average shares                                  16,450             16,829            16,747          16,633
                                                   ============        ===========       ===========      ==========

Earnings per share - Diluted
Net income (loss)                                  $      (1.97)       $     (0.48)      $      0.09      $     0.47
                                                   =============       ===========       ===========      ==========
Weighted average shares                                  16,450             16,829            17,371          17,469
                                                   ============        ===========       ===========      ==========




                                                                                 QUARTERS ENDED
                                                      ---------------------------------------------------------------------
                                                         12/31/99            9/30/99          6/30/99           3/31/99
                                                      ----------------    --------------    -------------    --------------
Revenue                                               $      8,928        $     6,735       $     6,039      $    4,736
Cost and expenses from operations                            8,991              7,773            10,055           5,904
                                                      ------------        -----------       -----------      ----------
Loss from operations                                           (63)            (1,038)           (4,016)         (1,168)
Other income (expense)                                         268                166                34             (89)
Minority interest loss                                           -                  -                24              32
                                                      ------------        -----------       -----------      ----------
Net income (loss)                                     $        205        $      (872)      $    (3,958)     $   (1,225)
                                                      ============        ===========       ===========      ==========
Net income (loss) attributable to common              $        168        $      (910)      $    (3,995)     $   (1,263)
                                                      ============        ===========       ===========      ==========
stockholders

Earnings Per Share - Basic
Net income (loss)                                     $       0.01        $     (0.06)      $     (0.26)     $    (0.09)
                                                      ============        ===========       ===========      ==========
Weighted average shares                                     16,511             16,174            15,131          14,068
                                                      ============        ===========       ===========      ==========

Earnings per share - Diluted
Net income (loss)                                     $       0.01        $     (0.06)      $     (0.26)     $    (0.09)
                                                      ============        ===========       ===========      ==========
Weighted average shares                                     17,348             16,174            15,131          14,068
                                                      ============        ===========       ===========      ==========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TELESCAN, INC.:



We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Telescan, Inc. and subsidiaries as of December 31, 2000 and for the year then ended included in this Form 10-K and have issued our report thereon dated February 21, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule listed in Item 14-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. Information on this schedule for the year ended December 31, 2000 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Houston, Texas
February 21, 2001

                    INDEPENDENT AUDITOR'S REPORT ON SCHEDULE



Board of Directors and Stockholders
Telescan, Inc.
Houston, Texas



We have audited the financial statements of Telescan, Inc. and subsidiaries as of December 31, 1999 and 1998, and for each of the years in the two-year period ended December 31, 1999. Our audits for such years also included the financial statement schedule of Telescan, Inc. and subsidiaries, listed in Item 14-2, for each of the years in the two-year period ended December 31, 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this schedule based on our audits. In our opinion, such a financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



HEIN + ASSOCIATES LLP
Houston, Texas
February 25, 2000

                        TELESCAN, INC. AND SUBSIDIARIES
                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                                                              DEDUCTIONS:
                                                                                                ACCOUNTS
                                                 BALANCE AT                                   WRITTEN OFF
                                              BEGINNING OF THE      ADDITIONS: CHARGED          AGAINST           BALANCE AT END
              DESCRIPTION                           YEAR           TO COST AND EXPENSES        ALLOWANCE             OF YEAR
----------------------------------------     -------------------   ---------------------    -----------------    -----------------
December 31, 1998
Allowance for Doubtful Accounts              $           114       $           399          $         (139)      $           374

December 31, 1999
Allowance for Doubtful Accounts              $           374       $           184          $         (259)      $           299

December 31, 2000
Allowance for Doubtful Accounts              $           299       $           530          $         (567)      $           262

                                 EXHIBIT INDEX

            EXHIBIT
            NUMBER   DESCRIPTION
            ------   -----------
              3.1**  Restated Certificate of Incorporation of Registrant.
                     (Incorporated by reference to the Company's Form S-1 dated
                     September 14, 1993 (Registration No. 33-52182).)

              3.2**  Certificate of Amendment of Restated Certificate of
                     Incorporation of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993
                     (Registration No. 33-52182).)

              3.3**  Certificate of Amendment of Restated Certificate of
                     Incorporation of the Registrant. Filed with the Delaware
                     Secretary of State on May 31, 1999. (Incorporated by reference to the Company's Form 10-K for the annual period ended December 31, 1999.)

              3.4** By-laws of the Registrant. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993
                     (Registration No. 33-52182).)

              4.1** See Exhibits 3.1 through 3.3 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining rights of holders of common stock of the Registrant. (Incorporated by reference to the Company's
                     Form S-1 dated September 14, 1993 (Registration No.
                     33-52182).)

              4.2**  Asset Purchase Agreement dated June 30, 1990, between TIC
                     Software, Inc. and the Registrant which sets forth certain registration rights of TIC Software, Inc. (Incorporated by reference to the Company's Form S-1 dated September 14,
                     1993 (Registration No. 33-52182).)

              4.3** Exhibits to Asset Purchase Agreement dated June 30, 1990, between TIC Software, Inc. and the Registrant which set forth certain registration rights of TIC Software, Inc.
                     (Incorporated by reference of the Company's Form S-1 dated
                     September 14, 1993 (Registration No. 33-52182).)

              4.4**  Assignment of Agreement between Jacob Sobotka, Marvin
                     Deuell, Raymond C. Wicker and the Registrant which sets forth certain registration rights of those parties, effective as of January 1, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993
                     (Registration No. 33-52182).)

              4.5**  Assignment of General Partnership interest between New
                     World Technologies, a Texas general partnership, and the Registrant which sets forth certain registration rights effective as of January 1, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993
                     (Registration No. 33-52182).)

              4.6**  Certificate of Designation of Preferred Stock.
                     (Incorporated by reference to the Company's Form S-1 dated
                     June 15, 1998.)

              4.7*   Certificate of Designation of Class B Preferred Stock.


              10.1** Amended Stock Option Plan. (Incorporated by reference to
                     Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Form S-8 (File No. 33-63172) as filed with the Commission on February 2, 1994.)

              10.2** 1995 Stock Option Plan. (Incorporated by reference to
                     Exhibit 99.1 to the Company's Registration Statement on
                     Form S-8 (File No. 33-94514).)

              10.3** Regulations of Telescan (TRC), L.C. effective January 1,
                     1992 by and between the Registrant and The Radnor-Houston
                     Joint Venture. (Incorporated by reference to the Company's
                     Form S-1 dated September 14, 1993 (Registration No.
                     33-52182).)

              10.4** First Amendment to Regulations of Knowledge Express, L.C.
                     (formerly known as Telescan (TRC), L.C.) entered into effective July 23, 1992, by and between the Registrant and The Radnor-Houston Joint Venture. (Incorporated by reference to Amendment No. 1 to the Company's Form S-1 dated January 8, 1993.)

              10.5** Regulations of Telebuild, L.C. entered into effective July
                     31, 1992, by and among the Registrant, JST Technology
                     Center, Inc. and Friedman Interests, Inc. (Incorporated by reference to Amendment No. 2 to the Company's Form S-1 dated February 1, 1993.)

              10.6** Employment Agreement by and between the Company and David
                     L. Brown dated March 10, 1994. (Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Form S-1
                     dated August 11, 1994.) (1)

              10.7** Office Lease Agreement between the Registrant and Chevron
                     U.S.A., Inc. dated November 8, 1995. (Incorporated by reference to the Company's Form 10-K for the annual period ended December 31, 1995.)

              10.8** Stock Purchase Agreement by and between the Company and GE
                     Capital Equity Investment Inc. (Incorporated by reference to the Company's Form 8-K dated January 14, 1999.)

              10.9** Stock Purchase Agreement by and between the Company and GE
                     Capital Equity Investment Inc. (Incorporated by reference to the Company's Form 8-K dated July 30, 1999.)

              10.10** Employment Agreement by and between the Company and Lee K.
                      Barba dated February 28, 2000. (Incorporated by reference to Exhibit 10.10 the Company's Form 10-K for the annual period ended December 31, 1999.) (1)

              10.11** Employment Agreement by and between the Company and David
                      M. Berray dated March 14, 2000. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated June 30,
                      2000.) (1)

              10.12** Employment Agreement by and between the Company and Dennis
                      L. Santiago dated May 4, 2000. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q dated June 30,
                      2000.) (1)

              10.13** June 2000 Amendment to the 1995 Stock Option Plan.
                      (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (file No.
                      33-50380) as filed with the Commission on November 21, 2000.)

              10.14** 2000 Stock Option Plan. (Incorporated by reference to
                      Exhibit 99.2 to the Company's Registration Statement on
                      Form S-8 (File No. 33-50380) as filed with the Commission on November 21, 2000.)

              10.15*  Agreement and Plan of Merger by and between GlobalNet
                      Financial.com, Inc., Telescan Acquisition Corp. and
                      Telescan, Inc.

              10.16** Termination Agreement between GlobalNet Financial.com,
                      Inc. and Telescan, Inc. (Incorporated by reference to the Company's Form 8-K dated September 28, 2000.)

              10.17*  Preferred Stock Exchange Agreement by and between the
                      Company and Q Funding, L.P.

              10.18*  Preferred Stock Exchange Agreement by and between the
                      Company and R2 Funding, Ltd.

              21*     Subsidiaries of the Registrant.

              23.1*   Consent of independent public accountants.

              23.2*  Consent of independent certified public accountants.


---------

              *      Indicates documents filed herewith.

              ** Indicates documents incorporated by reference from the prior filing indicated.

              (1)    Management contracts or compensation plans or arrangements.