Form 10-Q
period 2001-03-31
TELESCAN INC
filed 2001-05-14
CIK 832175

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 2001

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

      $.01 par value per share Common Stock: 16,296,026 as of May 7, 2001.

                         TELESCAN, INC. AND SUBSIDIARIES
                               Report on Form 10-Q
                          Quarter Ended March 31, 2001

PART I - FINANCIAL INFORMATION...........................................................................................2

   ITEM 1.       FINANCIAL STATEMENTS....................................................................................2
   ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................7
   ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................9

PART II - OTHER INFORMATION..............................................................................................9

   ITEM 1.       LEGAL PROCEEDINGS.......................................................................................9
   ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................................10
   ITEM 3.       DEFAULTS UPON SENIOR SECURITIES........................................................................10
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................10
   ITEM 5.       OTHER INFORMATION......................................................................................10
   ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.......................................................................10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         TELESCAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               MARCH 31,        DECEMBER 31,
                                                                                 2001               2000
                                                                               --------           --------
                                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $  1,591           $  1,494
   Accounts receivable, net (allowance:  $300; $262)                              2,556              3,411
   Notes receivable                                                                --                4,594
   Marketable securities                                                          2,173              4,178
   Other current assets                                                             371                446
                                                                               --------           --------
         TOTAL CURRENT ASSETS                                                     6,691             14,123
Investments                                                                       3,835                968
Property and equipment, net                                                       3,049              3,431
Software development costs, net                                                     997                838
Other assets                                                                         70                 80
                                                                               --------           --------
         TOTAL ASSETS                                                          $ 14,642           $ 19,440
                                                                               ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Deferred revenue                                                            $  3,467           $  4,008
   Accounts payable                                                               3,096              3,799
   Accrued payroll                                                                  690                941
   Accrued royalties                                                                892                869
   Other current liabilities                                                        320                350
                                                                               --------           --------
         TOTAL CURRENT LIABILITIES                                                8,465              9,967

Capital lease obligations                                                            18                 46

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock (liquidation preference $25 per share)
   (shares issued and outstanding: 0; 120,000)                                     --                    1
Class B convertible preferred stock (liquidation preference $25 per share)
  (shares issued and outstanding:  120,000; 0)                                        1               --
Common stock
   (shares issued and outstanding:  16,296,026; 16,296,026)                         162                162
Additional paid in capital                                                       67,650             67,650
Accumulated comprehensive loss                                                   (1,238)              --
Accumulated deficit                                                             (60,416)           (58,386)
                                                                               --------           --------
         TOTAL STOCKHOLDERS' EQUITY                                               6,159              9,427
                                                                               --------           --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 14,642           $ 19,440
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

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ------------------------------
                                                                         2001                  2000
                                                                       --------              --------
REVENUE                                                                $  5,863              $  9,827
COSTS AND EXPENSES:
    Cost of revenue                                                       2,432                 4,780
    Selling and marketing expenses                                        1,377                 1,495
    General and administrative expenses                                   3,375                 4,073
    Special and other charges                                               701                 1,500
                                                                       --------              --------
         Total costs and expenses                                         7,885                11,848

LOSS FROM OPERATIONS                                                     (2,022)               (2,021)

OTHER INCOME (EXPENSE):
    Net gain on sales of marketable securities                                1                12,001
    Interest, net                                                            31                   244
    Other, net                                                               (9)                 --
                                                                       --------              --------
         Total other income                                                  23                12,245
                                                                       --------              --------
INCOME (LOSS) BEFORE INCOME TAXES                                        (1,999)               10,224
   Income tax expense                                                      --                  (2,041)
                                                                       --------              --------
NET INCOME (LOSS)                                                        (1,999)                8,183
     Less:  Preferred stock dividends                                       (31)                  (37)
                                                                       --------              --------
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                      $ (2,030)             $  8,146
                                                                       ========              ========
NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                                              $  (0.12)             $   0.49
    Diluted                                                            $  (0.12)             $   0.47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                 16,296                16,633
   Diluted                                                               16,296                17,469


                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                          (IN THOUSANDS)

Net income (loss)                                                      $ (1,999)             $  8,183
Change in net unrealized gains (losses) on marketable securities         (1,238)              (22,309)
Deferred taxes on net unrealized gains (losses) on marketable
securities                                                                 --                   8,478
                                                                       --------              --------
COMPREHENSIVE LOSS                                                     $ (3,237)             $ (5,648)
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

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ----------------------------
                                                                        2001                2000
                                                                      -------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $(1,999)            $  8,183
   Reconciling adjustments:
     Gain on sales of marketable securities                                (1)             (12,001)
     Special and other non-cash charges                                   504                 --
     Depreciation and amortization                                        546                  927
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                           855                 (831)
     Decrease in other current assets                                      85                   61
     Decrease in accounts payable                                        (699)                (918)
     Increase (decrease) in other current liabilities                    (750)               3,366
     Other, net                                                           (30)                --
                                                                      -------             --------
           Net cash used in operating activities                       (1,489)              (1,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                    (68)                (894)
   Additions to software development costs                               (261)                (226)
   Proceeds from repayment of note receivable                           1,500                 --
   Proceeds from sale of marketable securities                            504                 --
   Purchases of investments                                              --                 (3,504)
    Other                                                                   8                   43
                                                                      -------             --------
           Net cash (used in)/provided by investing activities          1,683               (4,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                               --                    481
   Preferred dividends paid                                               (31)                 (37)
   Increase in notes payable                                               23                 --
   Payments on notes payable and capital lease obligations                (89)                (128)
                                                                      -------             --------
           Net cash (used in)/provided by financing activities            (97)                 316
                                                                      -------             --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           97               (5,478)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                  1,494               12,625
                                                                      -------             --------
   End of period                                                      $ 1,591             $  7,147
                                                                      =======             ========
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
   Net unrealized gain, net of tax                                    $ 1,238             $  2,597
   Exercise of GlobalNetFinancial.com option through sale of
        GlobalNetFinancial.com stock                                     --                 19,971
   Stock received in lieu of payment for services rendered               --                    743
   Acquisition of assets for stock                                       --                    350
   Conversion of note receivable into equity investment                 3,107                   64

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Amounts in the March 31, 2000 consolidated financial statements have been reclassified to conform to the current period's presentation.

2. LIQUIDITY AND CAPITAL RESOURCES

It is the Company's intention to control its operating expenses while continuing to invest in its existing products. In addition, the Company has implemented changes intended to reduce certain operating and general and administrative expenses. The Company will continue to liquidate its marketable securities portfolio during 2001 and is continuing its exploration of strategic alternatives including exploring sources of additional financing. If the Company is unable to achieve its projected 2001 results of operations, or if the fair value of the Company's marketable securities decreases significantly from the fair value at March 31, 2001, additional financing may be required to fund the Company's operations. No assurance can be given that the Company will be able to obtain additional financing or sell additional assets, or as to the terms upon which the Company could do so. Based on the Company's current outlook, the Company believes that its cash flows from operations and current working capital will be sufficient to fund its operations and capital requirements through June 2002.

3. NOTE RECEIVABLE

In January 2001, the Company received a $1.5 million cash payment on a $4.2 million note receivable due from TeamVest pursuant to a note that the Company entered into in November 1999. The Company then exercised its option to convert the remaining balance due on the note, plus accrued interest of $407,000, into approximately 1.9 million shares of TeamVest common stock which, on the conversion date, was valued at $3.1 million and represented approximately a 14% interest in TeamVest. The investment in TeamVest is carried at cost.

4. EXCHANGE OF CONVERTIBLE PREFERRED STOCK

In January 2001, the holders of the 120,000 shares of Class A 5% Convertible Preferred Stock agreed to exchange all of their shares for new Class B 4% Convertible Preferred Stock. The Class B 4% Convertible Preferred Stock pays $1.00 per share per annum in dividends and is convertible into 3,000,000 shares of Common Stock, which the Company has reserved for such conversion. The stock automatically converts on May 15, 2002.

5. MARKETABLE SECURITIES TRANSACTIONS

During the first quarter of 2001, the Company sold shares of marketable securities and recognized $70,000 in gross gains and $69,000 in gross losses. Proceeds of $504,000 were received from these sales.

6. SPECIAL AND OTHER CHARGES

Special and other charges in the first quarter of 2001 included the following:

      o $264,000 to write off the investment in FreeRealTime.com, Inc., which filed for voluntary bankruptcy.

      o $240,000 to write off the investment in Tachyon, LLC because the Company no longer expects to recover its investment.

      o $197,000 for severance costs as the Company continues efforts to control costs by further reducing staff.

7. CONTINGENCIES

From time to time the Company is involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company's financial position or results of operations.

In August 2000, a lawsuit was filed against the Company in the United States District Court for the Southern District of New York by a former employee alleging that the Company failed to grant him certain stock options to which he was entitled. The Company has responded to the complaint and the case is proceeding before the court. Although no assurances can be given, the Company believes that the ultimate resolution of the litigation will not have a material adverse effect on the Company's financial position or results of operations.

8. CALCULATION OF EARNINGS PER SHARE

The calculation of earnings per share was as follows:

                                                                               THREE MONTHS ENDED
(in thousands, except per share amounts)                                             MARCH 31,
                                                                            ---------------------------
                                                                              2001                2000
                                                                            -------             -------
Net income (loss) attributable to common shareholders(a)                    $(2,030)            $ 8,146
Dividends on preferred stock                                                     --(c)               37
                                                                            -------             -------
Net income (loss) attributable to common shareholders,
   assuming dilution(b)                                                     $(2,030)            $ 8,183
                                                                            =======             =======
Weighted average common shares outstanding(a)                                16,296              16,633
Effect of dilutive securities
   Convertible preferred stock                                                   --(c)              488
   Stock options                                                                 --(c)              348
                                                                            -------             -------
Weighted average common shares outstanding, assuming dilution(b)             16,296              17,469
                                                                            =======             =======
Net income (loss) per common share
   Basic                                                                    $ (0.12)            $  0.49
   Diluted                                                                  $ (0.12)            $  0.47

      (a)   Used to compute basic earnings per share.

      (b)   Used to compute diluted earnings per share.

      (c) Because the company is in a loss position, the convertible preferred and the stock options are antidilutive.

9.       SUBSEQUENT EVENTS

In May 2001, the Company executed a merger agreement with ZiaSun Technologies, Inc. ("ZiaSun") to form a new company, INVESTools, Inc. ("INVESTools"). The new company will be a leading provider of investor education, financial publications and analytical tools worldwide. The merger will be a stock for stock exchange with shareholders of ZiaSun receiving 75% of the stock in the new company and Telescan shareholders receiving 25% of the stock in the new company. Each share of ZiaSun common stock will be exchanged for 1 share of INVESTools common stock and each share of

Telescan common stock will be exchanged for .56486 share of INVESTools common stock. The merger is expected to be completed in September 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        BUSINESS OVERVIEW

        Telescan is committed to helping investors improve their investment results through advice and the educated use of proprietary investment search tools. The Company provides financial products and services marketed through two divisions. The Company's marketing divisions are:

            o The Consumer Division, which delivers premium investment advice and education to individual investors online through two Web properties, INVESTools.com and WallStreetCity.com. INVESTools.com publishes actionable investment advice and education, and WallStreetCity.com is well known for its investment search tool, ProSearch(TM). The Division also offers private-label subscription marketing and e-mail list management services to marquee clients like Gilder Publishing, TheStreet.com, TradingMarkets.com and StockJungle.

            o The Business-to-Business Division, which offers an array of online financial solutions to businesses seeking to expand their offerings online and gain greater cost efficiency through outsourcing. The Company's business clients include many of the nation's leading financial services and media companies, including America Online, American Express, BusinessWeek Online, CNBC.com, Forbes and Quick & Reilly.

        RECENT DEVELOPMENTS

        In May 2001, the Company executed a merger agreement with ZiaSun Technologies, Inc. ("ZiaSun") to form a new company, INVESTools, Inc. ("INVESTools"). The new company will be a leading provider of investor education, financial publications and analytical tools worldwide. The merger will be a stock for stock exchange with shareholders of ZiaSun receiving 75% of the stock in the new company and Telescan shareholders receiving 25% of the stock in the new company. Each share of ZiaSun common stock will be exchanged for 1 share of INVESTools common stock and each share of Telescan common stock will be exchanged for .56486 share of INVESTools common stock. The merger is expected to be completed in September 2001.

        RESULTS OF OPERATIONS

            QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED
            MARCH 31, 2000

            Revenues decreased $4.0 million, or 40%, compared to the prior year as the Company continued to be impacted by the effects of the softening demand for products and services in the Internet market.

            Revenues from the Consumer Division decreased $1.4 million, or 32%, compared to the prior year primarily due to the depressed market for Internet advertising and online services. In addition, the first quarter of 2000 included $373,000 in revenue from a special promotion that did not repeat in 2001.

            Revenues from the Business-to-Business Division declined $1.8 million, or 42%, from the prior year. This decline is primarily due to the termination of contracts with GlobalNet Financial.com, Inc. and others in 2000 which reduced the amortization of deferred revenue in 2001 as compared to 2000. The deferred revenue associated with these contracts was recognized when the contracts terminated. Also adversely affecting revenue is the decline in custom contract revenue in 2001 as compared to 2000 slightly offset by the increase in sales of QuickTools contracts upon completion of the upgrade of the technology platform in late 2000.

            Other revenue declined $769,000 or 66% primarily due to changes in the BPI contract initiated in December 2000 converting the contract to a flat monthly hosting fee.

            Cost of revenues decreased $2.3 million, or 49%, over the prior year. As a percentage of revenue, cost of revenues decreased from 49% in 2000 to 41% in 2001. The decrease is primarily due to (i) the change in the BPI contract to a flat hosting fee with no direct costs for the Company, (ii) decreased compensation costs from the reduction in the headcount initiated in the second quarter of 2000, and (iii) decreased amortization of software development costs due to the write off of capitalized software costs in the second quarter of 2000.

            Selling expenses decreased $118,000, or 8%, over the prior year primarily due to decreased compensation costs from the reduction in headcount. As a percentage of revenue, selling and marketing costs increased from 15% in 2000 to 23% in 2001.

            General and administrative expenses decreased $698,000, or 17%, over the prior year primarily due to the decreased compensation costs from the headcount reductions and decreased legal fees and recruiting expenses. These decreases were offset by increased equipment rental costs and increased rent for office space that was not leased until the second quarter of 2000. As a percentage of revenue, general and administrative costs increased from 41% in 2000 to 58% in 2001.

            During the first quarter of 2001, the Company sold shares of marketable securities and recognized $70,000 in gross gains and $69,000 in gross losses. The Company received $504,000 in proceeds from these sales.

            Special and other charges in the first quarter of 2001 included the following:

                o $264,000 to write off the investment in FreeRealTime.com, Inc., which filed for voluntary bankruptcy.

                o $240,000 to write off the investment in Tachyon, LLC because the Company no longer expects to recover its investment.

                o $197,000 for severance as the Company continues efforts to control costs by further reducing staff.

            In the first quarter of 2000, special and other charges included a $1.5 million accrual for the settlement of a lawsuit with CyberAction, Ltd.

            OTHER SIGNIFICANT FINANCIAL STATEMENT ACTIVITY

            In January 2001, the Company received a $1.5 million cash payment on a $4.2 million note receivable due from TeamVest pursuant to a note that the Company entered into in November 1999. The Company then exercised its option to convert the remaining balance due on the note, plus accrued interest of $407,000, into 1,893,066 shares of TeamVest common stock which, on the conversion date, was valued at $3.1 million and represented approximately a 14% interest in TeamVest.

            In January 2001, the holders of the 120,000 shares of Class A 5% Convertible Preferred Stock agreed to exchange all of their shares for new Class B 4% Convertible Preferred Stock. The Class B 4% Convertible Preferred Stock pays $1.00 per share per annum in dividends and is convertible into 3,000,000 shares of Common Stock, which the Company has reserved for such conversion. The stock automatically converts on May 15, 2002.

            LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 2001, cash and cash equivalents totaled $1.6 million, a $97,000 increase from December 31, 2000. The increase was primarily due to net cash provided by investing activities offset by net cash used by operations. Working capital, which includes $3.5 million of deferred revenue, fell $5.9 million from December 2000 to a deficit of $1.8 million primarily due to the conversion of the note receivable due from TeamVest to an investment.

            During the first quarter, the Company used $1.5 million in cash to fund operations. The net loss of $2.0 million included non-cash charges of $504,000 for write downs of investments in addition to the $546,000 routine non-cash charge for depreciation and amortization. Working capital accounts decreased by $539,000 primarily due to a decrease in accounts payable and other liabilities offset by a decrease in accounts receivable.

            Investing activities added $1.7 million in cash primarily from the $1.5 million payment on the $4.2 million note receivable from TeamVest received in January and the $504,000 in proceeds on the sales of marketable securities during the first quarter.

            It is the Company's intention to control its operating expenses while continuing to invest in its existing products. In addition, the Company has implemented changes intended to reduce certain operating and general and administrative expenses. The Company will continue to liquidate its marketable securities portfolio during 2001 and is continuing its exploration of strategic alternatives including exploring sources of additional financing. If the Company is unable to achieve its projected 2001 results of operations, or if the fair value of the Company's marketable securities decreases significantly from the fair value at March 31, 2001, additional financing may be required to fund the Company's operations. No assurance can be given that the Company will be able to obtain additional financing or sell additional assets, or as to the terms upon which the Company could do so. Based on the Company's current outlook, the Company believes that its cash flows from operations and current working capital will be sufficient to fund its operations and capital requirements through June 2002.

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

        The Company is exposed to the impact of changes in the market values of its investments. The Company invests in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not significantly influence or control the operations. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. During the three months ended March 31, 2001, the Company recorded $240,000 of impairment to these non-quoted investments. Management believes the Company's financial instruments to be properly stated at fair value at March 31, 2001.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        From time to time the Company is involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company's financial position or results of operations.

        In August 2000, a lawsuit was filed against the Company in the United States District Court for the Southern District of New York by a former employee alleging that the Company failed to grant him certain stock options to which he was entitled. The Company has responded to the complaint and the case is proceeding before the court. Although no assurances can be given, the Company believes that the ultimate resolution of the litigation will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        In January 2001, the holders of the 120,000 shares of Class A 5% Convertible Preferred Stock agreed to exchange all of their shares for new Class B 4% Convertible Preferred Stock. The Class B 4% Convertible Preferred Stock pays $1.00 per share per annum in dividends and is convertible into 3,000,000 shares of Common Stock, which the Company has reserved for such conversion. The stock automatically converts on May 15, 2002. The issuance of the shares of Class B 4% Convertible Preferred Stock was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            10.1 Amended and Restated Termination of Employment Agreement by and between the Company and David M. Berray dated December 1, 2000.

            10.2 Termination of Employment Agreement by and between the Company and Dennis L. Santiago dated December 31, 2000.

        (b) Reports on Form 8-K:

            None.

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TELESCAN, INC.


                                     /s/  PAUL A. HELBLING
                                     --------------------------------
                                     Paul A. Helbling
                                     Chief Financial Officer
                                     A duly authorized officer of the Registrant


            Date:  May 11, 2001