Form 10-Q
period 2001-06-30
TELESCAN INC
filed 2001-08-14
CIK 832175

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 0-17508

                                 TELESCAN, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                             72-1121748
        -----------------------------------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)


     5959 CORPORATE DRIVE, SUITE 2000, HOUSTON, TEXAS          77036
    -------------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)


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

   $.01 par value per share Common Stock: 16,296,026 as of August 9, 2001.

                         TELESCAN, INC. AND SUBSIDIARIES
                               REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001



PART I - FINANCIAL INFORMATION................................................2

  ITEM 1.  FINANCIAL STATEMENTS...............................................2
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS.......................................................8
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........12

PART II - OTHER INFORMATION..................................................12

  ITEM 1.  LEGAL PROCEEDINGS.................................................12
  ITEM 2.  CHANGES IN SECURITIES.............................................12
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................12
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13
  ITEM 5.  OTHER INFORMATION.................................................13
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................13

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                         TELESCAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2001             2000
                                                                -------------    -------------
                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $  2,147         $  1,494
   Accounts receivable, net (allowance: $347, $262)                   1,151            3,411
   Notes receivable                                                      --            4,594
   Marketable securities                                                729            4,178
   Other current assets                                                 234              446
                                                                   --------         --------
           TOTAL CURRENT ASSETS                                       4,261           14,123
Investments                                                             731              968
Property and equipment, net                                           2,685            3,431
Software development costs, net                                       1,089              838
Other assets                                                             69               80
                                                                   --------         --------
           TOTAL ASSETS                                            $  8,835         $ 19,440
                                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                $  3,000         $  3,799
   Deferred revenue                                                   3,058            4,008
   Accrued payroll                                                      407              941
   Accrued royalties                                                    869              869
   Other current liabilities                                            296              350
                                                                   --------         --------
           TOTAL CURRENT LIABILITIES                                  7,630            9,967
Capital lease obligations                                                --               46
STOCKHOLDERS' EQUITY:
Class A - convertible preferred stock
   (liquidation preference $25 per share)
   (shares issued and outstanding: 0; 120)                               --                1
Class B - convertible preferred stock
   (liquidation preference $25 per share)
   (shares issued and outstanding: 120; 0)                                1               --
Common stock
   (shares issued and outstanding: 16,296; 16,296)                      162              162
Additional paid in capital                                           67,650           67,650
Accumulated comprehensive income                                     (2,253)              --
Accumulated deficit                                                 (64,355)         (58,386)
                                                                   --------         --------
           TOTAL STOCKHOLDERS' EQUITY                                 1,205            9,427
                                                                   --------         --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  8,835         $ 19,440
                                                                   ========         ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       TELESCAN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                       -----------------------       -----------------------
                                                                         2001           2000           2001           2000
                                                                       --------       --------       --------       --------
REVENUE                                                                $  5,635       $  8,925       $ 11,498       $ 18,752
COSTS AND EXPENSES
    Cost of revenue                                                       2,071          4,629          4,503          9,409
    Selling and marketing expenses                                          750          1,735          2,127          3,230
    General and administrative expenses                                   2,984          5,603          6,359          9,676
    Special and other charges                                             3,212          5,674          3,913          7,174
    Cost of acquisition opportunities                                       436            545            436            545
                                                                       --------       --------       --------       --------
           Total costs and expenses                                       9,453         18,186         17,338         30,034
LOSS FROM OPERATIONS                                                     (3,818)        (9,261)        (5,840)       (11,282)
OTHER INCOME (EXPENSE)
    Net gain (loss) on sales of marketable securities                      (122)         8,695           (121)        20,696
    Interest, net                                                            12            169             43            413
    Other, net                                                               19              1             10              1
                                                                       --------       --------       --------       --------
           Total other income (expense)                                     (91)         8,865            (68)        21,110
                                                                       --------       --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES                                        (3,909)          (396)        (5,908)         9,828
    Income tax benefit                                                       --          2,041             --             --
                                                                       --------       --------       --------       --------
NET INCOME (LOSS)                                                        (3,909)         1,645         (5,908)         9,828
     Less:  Preferred stock dividends                                       (30)           (38)           (61)           (75)
                                                                       --------       --------       --------       --------
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                      $ (3,939)      $  1,607       $ (5,969)      $  9,753
                                                                       ========       ========       ========       ========
NET INCOME (LOSS) PER COMMON SHARE
    Basic                                                              $  (0.24)      $   0.10       $  (0.37)      $   0.58
    Diluted                                                            $  (0.24)      $   0.09       $  (0.37)      $   0.56
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                                16,296         16,747         16,296         16,690
    Diluted                                                              16,296         17,371         16,296         17,471


                                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                      (IN THOUSANDS)

Net income (loss)                                                      $ (3,909)      $  1,645       $ (5,908)      $  9,828
Change in net unrealized losses on marketable securities                   (841)       (21,613)        (2,253)       (43,922)
Deferred taxes on net unrealized losses on marketable securities             --          8,213             --         16,690
                                                                       --------       --------       --------       --------
           COMPREHENSIVE LOSS                                          $ (4,750)      $(11,755)      $ (8,161)      $(17,404)
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

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                            -------------------------
                                                                                              2001             2000
                                                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                           $ (5,908)        $  9,828
    Reconciling adjustments:
      Net gain (loss) on sale of marketable securities                                           121          (20,696)
      Special and other non-cash charges                                                       3,608            7,120
      Cost of acquisition opportunities                                                          436              545
      Stock options/ warrants provided for services                                               --              362
      Amortization of deferred revenue                                                          (950)          (1,612)
      Depreciation and amortization                                                            1,100            1,770
    Changes in assets and liabilities:
      Decrease in accounts receivable                                                          2,260               41
      Decrease in other current assets and other assets                                          221              122
      Decrease in accounts payable                                                            (1,235)          (1,543)
      (Increase) decrease in other current liabilities                                          (481)             578
      Other                                                                                      (27)              --
                                                                                            --------         --------
             Net cash used in operating activities                                              (855)          (3,485)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                                         (112)          (1,191)
    Additions to software development cost                                                      (502)            (386)
    Proceeds from repayment of note receivable                                                 1,500               --
    Proceeds from the sale of marketable securities                                              811               --
    Purchases of investments                                                                      --           (3,639)
    Other                                                                                         10              383
                                                                                            --------         --------
             Net cash provided by (used in) investing activities                               1,707           (4,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                                       --              633
    Preferred dividends paid                                                                     (61)             (75)
    Borrowings on capital lease obligations and notes payable                                     23               20
    Payments on notes payable and capital lease obligations                                     (161)            (252)
                                                                                            --------         --------
             Net cash provided by (used in) financing activities                                (199)             326
                                                                                            --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 653           (7,992)
CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                        1,494           12,625
                                                                                            --------         --------
    End of period                                                                           $  2,147         $  4,633
                                                                                            ========         ========
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
    Net unrealized gain (loss), net of tax                                                  $ (2,427)        $ 15,115
    Exercise of GlobalNetFinancial.com option through sale of GlobalNetFinancial.com
         stock                                                                                    --           33,227
    Stock received in lieu for payment of services rendered                                       --               69
    Acquisition of assets for stock                                                               --              350
    Conversion of note receivable into equity investment                                       3,107               64


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the June 30, 2000 consolidated financial statements have been reclassified to conform to the current period's presentation.

2. LIQUIDITY

It is the Company's intention to control its operating expenses while continuing to focus on its existing products. In addition, the Company has implemented changes intended to reduce certain operating expenses. As discussed in Note 13, the Company sold its remaining holdings in GlobalNetFinancial.com ("GlobalNet") subsequent to June 30, 2001 and the value of the remaining marketable securities held by the Company continues to decline. Based on management's revised projections, the Company believes that its cash flows from operations and current working capital will be sufficient to fund its operations only through December 31, 2001. The Company is in the process of consummating a merger with ZiaSun Technologies, Inc. ("ZiaSun"), as discussed in Note 3 below. If this merger is consummated prior to year-end, management believes that the combined entity will have sufficient cash flows to fund with ZiaSun operations and capital requirements. No assurance can be given as to when or if the Company will be able to complete on the merger.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, including successful completion of the merger with ZiaSun. The Company has been advised by its independent public accountants that their report on the December 31, 2001 consolidated financial statements may be modified with respect to the Company's ability to continue as a going concern.

3. MERGER WITH ZIASUN TECHNOLOGIES, INC.

In May 2001, the Company executed a merger agreement with ZiaSun to form a new company, INVESTools, Inc. ("INVESTools"). The new company will provide investor education, financial publications and analytical tools worldwide. The merger will be a stock for stock exchange with shareholders of ZiaSun receiving 75% of the stock in the new company and Telescan stockholders receiving 25% of the stock in the new company. Each share of ZiaSun common stock will be exchanged for 0.12500 shares of INVESTools common stock and each share of Telescan common stock will be exchanged for 0.07061 shares of INVESTools common stock. The foregoing ratios are subject to proportionate adjustments in the event a higher per share price for the INVESTools common stock is required in order for it to be listed on the Nasdaq National Market System or the Nasdaq Small Cap Market. The Company expects to complete the merger in September 2001.

SPECIAL AND OTHER CHARGES

Special and other charges in the first six months of 2001 included the following:

      o $2.4 million to reduce the investment in TeamVest LLC to fair value based on current valuation.

      o $700,000 to write off the investment in GRO Corporation because the Company no longer expects to recover its investment.

      o $300,000 to write off the investment in FreeRealTime.com, Inc., which filed for voluntary bankruptcy.

      o $200,000 to write off the investment in Tachyon Systems, LLC because the Company no longer expects to recover its investment.

      o $300,000 for severance costs as the Company continues efforts to control costs by further reducing staff.

5. COST OF ACQUISITION OPPORTUNITIES

Cost of acquisition opportunities for the six months ended June 30, 2001 were incurred in connection with the merger with ZiaSun currently under way. In 2000, these costs related to acquisition targets no longer being pursued.

6. MARKETABLE SECURITIES

During the first six months of 2001, in conjunction with management's business plans, the Company sold shares of marketable securities and recognized $66,000 in gross gains and $187,000 in gross losses. Proceeds of $811,000 were received from these sales.

7. NOTE RECEIVABLE

In January 2001, the Company received a $1.5 million cash payment on a $4.2 million note receivable from TeamVest pursuant to an agreement that the Company entered into in November 1999. The Company then exercised its option to convert the remaining balance due on the note, plus accrued interest of $407,000, into approximately 1.9 million shares of TeamVest common stock which, on the conversion date, was valued at $3.1 million and represented approximately a 14% interest in TeamVest. See Note 4 above.

8. EXCHANGE OF PREFERRED STOCK

In January 2001, the holders of the 120,000 shares of Class A 5% Convertible Preferred Stock agreed to exchange all of their shares for new Class B 4% Convertible Preferred Stock. The Class B 4% Convertible Preferred Stock pays $1.00 per share per annum in dividends and is convertible into 3,000,000 shares of Common Stock, which the Company has reserved for such conversion. The stock automatically converts on May 15, 2002. Pursuant to the terms of the merger agreement discussed in Note 3, these stockholders will receive INVESTools preferred stock with terms identical to Telescan preferred stock upon consummation of the merger.

9. SIGNIFICANT CUSTOMERS

BPI Communications, Inc. ("BPI") and National Broadcasting Company, Inc. ("NBC") each accounted for at least 10% of the Company's revenues for the year ended December 31, 2000.

In the fourth quarter of 2000, BPI notified the Company that it would no longer use the Company's services. This action resulted in a renegotiation of the contract at December 31, 2000 to discontinue development services and provide only fixed fee hosting services on a month-to-month basis for the first three months of 2001 and month-to-month thereafter. Subsequent to April 2001, BPI no longer required hosting services from the Company and therefore, revenues will no longer be recorded from this customer.

A Settlement and Termination Agreement was entered into in June 2001 between the Company and NBC, which terminated the license agreement then between the parties. In accordance with the settlement agreement, the Company hosted NBC's web site until July 27, 2001. All other obligations under the license agreement were terminated with the settlement agreement. NBC paid the Company $1.5 million to satisfy outstanding receivables and to comply with the negotiated early termination costs included as part of the original agreement. The Company recognized approximately $900,000 in additional revenue in June 2001 as a result of the termination of the license agreement. In July 2001, the Company will recognize approximately $200,000 in revenue related to the remaining licensing and hosting fees.

10. CONTINGENCIES

From time to time the Company is also involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material effect on the Company's financial position or results of operations.

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

11. CALCULATION OF EARNINGS PER SHARE

The calculation of earnings per share was as follows:

                                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                  JUNE 30,                        JUNE 30,
                                                                         --------------------------     ---------------------------
                                                                            2001              2000          2001              2000
                                                                         ----------         -------      ----------         -------
Net income (loss) attributable to common shareholders (a)                $   (3,939)        $ 1,607      $   (5,969)        $ 9,753
Dividends on preferred stock                                                     -- (c)          38              -- (c)          75
                                                                         ----------         -------      ----------         -------
Net income (loss) attributable to common shareholders, assuming
   dilution (b)                                                          $   (3,939)        $ 1,645      $   (5,969)        $ 9,828
                                                                         ==========         =======      ==========         =======

Average shares outstanding (a)                                               16,296          16,747          16,296          16,690
Effect of dilutive securities
    Convertible preferred stock                                                  -- (c)          443             -- (c)         443
    Stock options                                                                -- (c)          181             -- (c)         338
                                                                         ----------         -------      ----------         -------
Average shares outstanding, assuming dilution (b)                            16,296          17,371          16,296          17,471
                                                                         ==========         =======      ==========         =======

Net income (loss) per common share
    Basic                                                                $    (0.24)        $  0.10      $    (0.37)        $  0.58
    Diluted                                                              $    (0.24)        $  0.09      $    (0.37)        $  0.56


     (a)  Used to compute basic earnings per share.

     (b)  Used to compute diluted earnings per share.

     (c) Because the Company is in a loss position, the stock options and convertible preferred stock are antidilutive.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board issued Statement No. 141, BUSINESS COMBINATIONS and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination upon acquisition. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the amortization provisions of this Statement.

Management believes adoption of these pronouncements will not have a material impact on the consolidated results of operations or financial position of the Company as of June 30, 2001.

13. SUBSEQUENT EVENTS

In July 2001, the Company sold its remaining shares of GlobalNet stock in a private placement for approximately $500,000 or $.3016 per share. The Company will realize a loss on the transaction of approximately $2 million in July. As of June 30, 2001, the Company has an unrealized loss of $2.1 million related to these securities included in shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

Telescan is committed to helping investors improve their investment results through advice and the educated use of proprietary investment search tools. The Company provides financial services marketed to two types of customers.

      o The Consumer Division delivers investment advice and education to individual investors online through two Web properties, INVESTools.com and WallStreetCity.com. INVESTools.com delivers investment advice and education and WallStreetCity.com is well known for its investment search tool, ProSearch. The Consumer Division also offers private-label subscription marketing and e-mail list management services.

      o The Business-to-Business Division offers an array of online financial solutions including quotes, charts, news, portfolio reports and stock and mutual fund screening tools to businesses seeking to expand their offerings online and gain greater cost efficiency through outsourcing.

RECENT DEVELOPMENTS

In May 2001, the Company executed a merger agreement with ZiaSun Technologies, Inc. ("ZiaSun") to form a new company, INVESTools, Inc. ("INVESTools"). The new company will provide investor education, financial publications and analytical tools worldwide. The merger will be a stock for stock exchange with shareholders of ZiaSun receiving 75% of the stock in the new company and Telescan shareholders receiving 25% of the stock in the new company. Each share of ZiaSun common stock will be exchanged for 0.12500 share of INVESTools common stock and each share of Telescan common stock will be exchanged for 0.07061 share of INVESTools common stock. The foregoing ratios are subject to proportionate adjustments in the event a higher per share price for the INVESTools common stock is required in order for it to be listed on the Nasdaq National Market System or the Nasdaq Small Cap Market. The merger is expected to be completed in September 2001.

In July 2001, the Company sold its remaining shares of GlobalNet stock in a private placement for approximately $500,000 or $.3016 per share. The Company will realize a loss on the transaction of approximately $2 million in July. As of June 30, 2001, the Company has an unrealized loss of $2.1 million related to these securities included in shareholders' equity.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      Revenues decreased $3.3 million, or 37%, compared to the prior year quarter as the Company continued to be impacted by the effects of the softening demand for services in the Internet market. Revenues from the Consumer Division decreased $1.9 million, or 43%, compared to the prior year quarter primarily due to the depressed market for Internet advertising and online services. Revenues from the Business-to-Business Division declined $200,000 or 7%, from the prior year quarter. Included in those revenues was $900,000 related to a settlement with National

      Broadcasting Company ("NBC") to terminate its License Agreement in light of its impending acquisition of MSN Money Central. Excluding the NBC termination payment, revenues declined $1.1 million, or 33%. Revenues from the Business-to-Business Division continue to decline as customers terminate contracts early and the Company recognizes the previously deferred revenue upon termination of the contract. The Company is having difficulty replacing these terminated contracts with new contracts as companies either decide against making such services available on their Web site or are choosing to host their own sites and not use the Company's services. The contracts cover a variety of services including licensing, hosting and Web site development.

      No significant other revenues were recorded in the three months ended June 30, 2001, down from other revenues of $1.2 million for the three months ended June 30, 2000. This decrease was due to changes in the BPI contract initiated in December 2000 converting the contract to a flat monthly hosting fee. All revenues and obligations under this contract ceased in early April 2001.

      Cost of revenues decreased $2.6 million, or 55%, from the prior year quarter. As a percentage of revenue, cost of revenues decreased from 52% in the second quarter of 2000 to 37% in the second quarter of 2001. The decrease was primarily due to (i) the termination of the BPI contract in April 2001, for which cost of revenues averaged 70% of revenue in 2000,
      (ii) decreased compensation costs resulting from the reduction in the headcount initiated in the second quarter of 2000, and (iii) decreased amortization of software development costs due to the write-off of capitalized software costs in the second quarter of 2000.

      Selling and marketing expenses decreased $1.0 million, or 57%, from the prior year quarter primarily due to decreased compensation costs resulting from the reduction in headcount. As a percentage of revenue, selling and marketing costs decreased from 19% in the second quarter of 2000 to 13% in the second quarter of 2001.

      General and administrative expenses decreased $2.6 million, or 47%, from the prior year quarter primarily due to the decreased compensation costs resulting from the headcount reductions and decreased legal and accounting fees and recruiting expenses. These decreases were partially offset by increased equipment rental costs and rent for additional office space leased in the second quarter of 2000. As a percentage of revenue, general and administrative costs decreased from 63% in the second quarter of 2000 to 53% in the second quarter of 2001.

      During the second quarter of 2001, the Company sold marketable securities and recognized $1,000 in gross gains and $123,000 in gross losses. The Company received $307,000 in proceeds from these sales.

      Special and other charges in the second quarter of 2001 included the following:

         o $2.4 million to reduce the investment in TeamVest LLC to fair value based on current valuation.

         o $700,000 to write-off the investment in GRO Corporation because the Company no longer expects to recover its investment.

         o $100,000 for severance as the Company continues efforts to control costs by further reducing staff.

      Special and other charges in the second quarter of 2000 included the following:

         o Technology Assets - Capitalized software that is not strategic or no longer generating revenues - $4.1 million

         o Investment in Trading Technologies Corporation - Company does not have a viable product $900,000

         o Investment in Telebuild - Based on conversations with interested parties, the Company does not expect to recover its investment in the sale - $384,000

         o   Severance charges - due to workforce reductions - $387,000

         o   Discontinued product lines - no longer strategic -- $264,000

         o   CyberAction settlement - recovery of accrual - ($428,000)

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30,
      2000

      Revenues decreased $7.3 million, or 39%, compared to the prior year as the Company continued to be impacted by the effects of the softening demand for products and services in the Internet market.

      Revenues from the Consumer Division decreased $3.3 million, or 37%, compared to the prior year primarily due to the depressed market for Internet advertising and online services. In addition, results from the six months ended June 30, 2000 included approximately $400,000 in revenue from a special promotion that did not recur in 2001.

      Revenues from the Business-to-Business Division declined $2.0 million, or 26%, from the prior year. This decline is primarily due to the termination of contracts with GlobalNet Financial.com, Inc. and others in late 2000 as well as custom development revenue in 2000 from NBC, which did not recur in 2001. The License Agreement with NBC was terminated in the second quarter of 2001. This decrease was partially offset by the increase in sales of QuickTools contracts upon completion of the upgrade of the technology platform in late 2000.

      Other revenue declined $1.9 million, or 83%, compared to the prior year primarily due to changes in the BPI contract initiated in December 2000 converting the contract to a flat monthly hosting fee and the termination of the contract in early April 2001.

      Cost of revenues decreased $4.9 million, or 52%, compared to the prior year. As a percentage of revenue, cost of revenues decreased from 50% in 2000 to 39% in 2001. The decrease is primarily due to (i) the change in the BPI contract in the first quarter of 2001 to a flat hosting fee with no direct costs for the Company and its subsequent termination in April 2001, (ii) decreased compensation costs resulting from the reduction in the headcount initiated in the second quarter of 2000, and (iii) decreased amortization of software development costs due to the write-off of capitalized software costs in the second quarter of 2000.

      Selling and marketing expenses decreased $1.1 million, or 34%, compared to the prior year primarily due to decreased compensation costs resulting from the reduction in headcount. As a percentage of revenue, selling and marketing costs increased slightly from 17% in 2000 to 18% in 2001.

      General and administrative expenses decreased $3.3 million, or 34%, compared to the prior year primarily due to the decreased compensation costs resulting from the headcount reductions and decreased legal and accounting fees and recruiting expenses. These decreases were partially offset by increased equipment rental costs and rent for additional office space leased in the second quarter of 2000. As a percentage of revenue, general and administrative costs increased from 52% in 2000 to 55% in 2001.

      During the six months ended June 30, 2001, the Company sold marketable securities and recognized $66,000 in gross gains and $187,000 in gross losses. The Company received $811,000 in proceeds from these sales.

      Special and other charges for the six months ended June 30, 2001 included the following:

         o $2.4 million to reduce the investment in TeamVest LLC to fair value based on current valuation.

         o $700,000 to write-off the investment in GRO Corporation because the Company no longer expects to recover its investment.

         o $300,000 to write off the investment in FreeRealTime.com, Inc., which filed for voluntary bankruptcy.

         o $200,000 to write off the investment in Tachyon Systems, LLC because the Company no longer expects to recover its investment.

         o $300,000 for severance as the Company continues efforts to control costs by further reducing staff.

      Special and other charges for the six months ended June 30, 2001 included the following:

         o Technology Assets - Capitalized software that is not strategic or no longer generating revenues - $4.1 million

         o Investment in Trading Technologies Corporation - Company does not have a viable product $900,000

         o Investment in Telebuild - Based on conversations with interested parties, the Company does not expect to recover its investment in the sale - $384,000

         o   CyberAction settlement - contract terminated - $1.1 million

         o   Severance charges - due to workforce reductions - $387,000

         o   Discontinued product lines - no longer strategic -- $264,000

      LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2001, cash and cash equivalents totaled $2.1 million, a $653,000 increase from December 31, 2000. The increase was primarily due to net cash provided by investing activities partially offset by net cash used in operating activities. Working capital, which includes $3.1 million of deferred revenue at June 30, 2001, decreased by $7.5 million from December 31, 2000 to a deficit of $3.4 million primarily due to the conversion of the note receivable from TeamVest to an investment, as well as continued sales of and declines in the fair market value of the Company's marketable securities holdings.

      Net cash used in operating activities totaled $855,000 for the six months ended June 30, 2001. The net loss of $5.9 million included non-cash charges of $3.6 million for write downs of investments in addition to the $1.1 million routine non-cash charge for depreciation and amortization. Working capital accounts increased by $800,000 primarily due to a decrease in accounts receivable partially offset by a decrease in accounts payable and other liabilities.

      Investing activities added $1.7 million in cash primarily from the $1.5 million payment on the $4.2 million note receivable from TeamVest received in January and the $811,000 in proceeds on the sales of marketable securities partially offset by $502,000 of capitalized software development costs.

      It is the Company's intention to control its operating expenses while continuing to focus on its existing products. In addition, the Company has implemented changes intended to reduce certain operating expenses. The Company sold its remaining holdings in GlobalNet Financial.com subsequent to June 30, 2001 and the value of the remaining marketable securities held continues to decline. Based on management's revised projections, the Company believes that its cash flows from operations and current working capital will be sufficient to fund its operations only through December 31, 2001. The Company is in the process of consummating a merger with ZiaSun. If this merger is consummated prior to year-end, management believes that the combined entity will have sufficient cash flows to fund operations and capital requirements. No assurance can be given as to when, or if, the Company will be able to complete the merger with ZiaSun.

      These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors including successful completion of the merger with ZiaSun. The Company has been advised by its independent public accountants that their report on the December 31, 2001 consolidated financial statements may be modified with respect to the Company's ability to continue as a going concern.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001 the Financial Accounting Standards Board issued Statement No. 141, BUSINESS COMBINATIONS and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination upon acquisition. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This

      Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

      The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

      The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the amortization provisions of this Statement.

      Management believes adoption of these pronouncements will not have a material impact on the consolidated results of operations or financial position of the Company as of June 30, 2001.

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

The Company is exposed to the impact of changes in the market values of its investments. The Company invests in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not significantly influence or control the operations. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. During the six months ended June 30, 2001, the Company recorded $3.3 million of impairments to these non-quoted investments. Management believes the Company's financial statements to be properly stated at fair value at June 30, 2001.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders ("Annual Meeting") on June 27, 2001. The purpose of the Annual Meeting was to elect its directors for the ensuing year, to ratify Arthur Andersen LLP as auditors for 2001, and to ratify the Company's 2001 Stock Option Plan.

At the Annual Meeting, Lee K. Barba, Elisabeth Y. Sami, William D. Savoy and Stephen C. Wood were elected as directors of the Company. The number of votes for and withheld are detailed below for each director.

                                      FOR                 WITHHELD
                                  ------------         --------------
Lee K. Barba                       15,239,785              77,982
Elisabeth Y. Sami                  15,207,015             110,752
William D. Savoy                   15,239,597              78,170
Stephen C. Wood                    15,222,557              95,210


The Board of Directors recommended that the stockholders ratify their action in appointing Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2001. The stockholders voted 15,271,722 shares for the ratification of Arthur Andersen LLP as auditors for 2001. There were 13,056 abstentions and 32,959 votes cast against such ratification.

The Board of Directors recommended that the stockholders ratify the Company's 2001 Stock Option Plan. The stockholders voted 8,670,264 shares for the ratification of the 2001 Stock Option Plan. There were 24,032 abstentions and 290,467 votes cast against such ratification.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

10.1 Agreement and Plan of Merger by and between ZiaSun Technologies, Inc. and Telescan, Inc. (Incorporated by reference to the Company's Form 8-K dated May 9, 2001.)

 (b)   Reports on Form 8-K:

A current report on Form 8-K was filed by the Company on May 9, 2001 announcing that the Company had entered into a merger agreement with ZiaSun Technologies, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               Telescan, Inc.


                                               /s/ PAUL A. HELBLING
                                               -------------------------------
                                               Paul A. Helbling
                                               Chief Financial Officer
                                               A duly authorized officer of
                                               the Registrant


Date: August 13, 2001