Form 10-K/A
period 2000-12-31
TELESCAN INC
filed 2001-10-12
CIK 832175

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 TELESCAN, INC.
                             FORM 10-K REPORT INDEX

PART I......................................................................................3

  ITEM 1.    BUSINESS.......................................................................3
  ITEM 2.    PROPERTIES.....................................................................6
  ITEM 3.    LEGAL PROCEEDINGS..............................................................7
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................7

PART II.....................................................................................8

  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........8
  ITEM 6.    SELECTED FINANCIAL DATA........................................................9
  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS...............................................................10
  ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................18
  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................18
  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE..........................................................18

PART III...................................................................................20

  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................20
  ITEM 11.   EXECUTIVE COMPENSATION........................................................23
  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................26
  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................27

PART IV....................................................................................29

  ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K........................29


                                     PART I

ITEM 1. BUSINESS

        GENERAL

        Telescan, Inc. ("Telescan" or the "Company") is committed to helping investors improve their investment results through advice and the educated use of proprietary investment search tools. The Company provides financial products and services marketed through two divisions.

            o The Consumer Division delivers investment advice and education to individual investors online through two Web properties, INVESTools.com and WallStreetCity.com. INVESTools.com publishes actionable investment advice and education, and WallStreetCity.com is well known for its investment search tool, ProSearch. The Division also offers private-label subscription marketing and e-mail list management services.

            o The Business-to-Business Division offers an array of online financial solutions, including quotes, charts, news, portfolio reports and stock and mutual fund screening tools, to businesses seeking to expand their offerings online and gain greater cost efficiency through outsourcing.

        CORPORATE BACKGROUND

        Telescan, Inc. is a Texas corporation formed in 1983 to manufacture software and an online database containing analytical tools for financial analysis. In 1986, D.B. Technology, Inc., a Texas corporation ("DB"), was formed for the purpose of acquiring Telescan, Inc. Telescan, Inc. merged into D.B., which filed a d.b.a. to use the name Telescan, Inc. In 1988, Max Ret, Inc., a Delaware corporation, was formed for the purpose of acquiring the outstanding common stock of D.B. In 1989, Max Ret, Inc. issued 75% of its then outstanding stock to acquire all of the outstanding common stock of D.B. Max Ret, Inc. then changed its name to Telescan, Inc.

        On May 28, 1999, the Company completed the acquisition of INVESTools, Inc. pursuant to which the sellers exchanged all of their shares of INVESTools, Inc. for shares of the Company's common stock in a business combination that was accounted for as a pooling-of-interests.

        The Company created the Web properties, WallStreetCity.com and INVESTools.com.


        SERVICES

            CONSUMER DIVISION

            The Consumer Division publishes investment advice, education, tools and analytics for individual investors online through two Web properties, INVESTools.com and WallStreetCity.com. In addition, the Consumer Division operates a subscription marketing service and an e-mail list management service. The division manages more than 40,000 paying subscribers.

            INVESTools.com features continually updated portfolio advice from independent money managers. The site receives 300,000 unique visitors per month and provides more than 200,000 investors with a free weekly e-mail digest of recommendations. Customers pay a monthly fee to access content delivered by 34 investment advisors. The content is enhanced by interactive online tools such as e-mail hotlines, discussion threads and portfolio alerts. INVESTools.com differentiates itself from standard investment newsletter Web sites by developing and supporting online interfaces that encourage interactive relationships between advisors and their subscribers, and among the subscribers themselves.

            WallStreetCity.com provides investors with a historical market database, free real-time quotes, streaming real-time data feeds, in-depth industry group analysis and powerful investment search and portfolio tools. WallStreetCity.com's ProSearch stock screening tools allows investors to search for stocks that match their unique investment goals. By selecting up to 40 different criteria in a single search, investors can screen thousands of stocks through customized searches or select pre-built searches that are complemented with commentary and education. While a wealth of information is available on the site at no charge, Telescan's search technology and streaming real-time data are available only to paid subscribers.

            The Subscription Marketing Service helps online financial information companies acquire new subscribers through the use of e-mail lists in which the subscriber has elected to receive financial-related advertisements.

            The E-mail Marketing Service helps online financial information companies manage their subscriber e-mail lists, send value-added e-mail content and track advertising results. Although e-mail addresses are made available to third parties as part of a list rental, subscriber information is not transferred to third party and INVESTools.com retains the right to such information.

            BUSINESS-TO-BUSINESS DIVISION

            As an Application Service Provider (ASP), the Company's Business-to-Business Division offers businesses of varying sizes an array of online financial solutions to create or enhance an existing Website, along with site development and hosting services. Financial online solutions include quotes, charts, news, portfolio reports, equity and mutual fund screening tools, Telescan commentary and third-party products. Solutions can be developed and operational in a fraction of the time and cost it would take an organization to do it independently, without major investments in hardware, networking or technical support.

        BUSINESS STRATEGY

        In late 1999, the Company began to pursue an aggressive three to five-year growth target to penetrate global markets and to expand organically and through acquisitions. As the Company witnessed the weakness in the Internet financial marketplace during 2000, particularly related to technology companies, the Company reevaluated its business strategy and made adjustments designed to ensure the Company would emerge as a key player in the industry. As part of this reevaluation, the Company began refocusing its attention on its core domestic operations and made organizational and governance changes designed to enhance growth. The Company's resulting strategy seeks to expand the Company's revenue base and scale the Company's cost structure in line with revenues. Management will execute this strategy through: 1) new services and technology; 2) new market penetration; and 3) mergers with or acquisitions of complementary businesses.

            NEW SERVICES

            The Company reviewed its internet services and determined that additional services would need to be added. To enhance existing offerings, the Company added new services through relationships with third parties and redesigned its WallStreetCity.com Web site.

            The Consumer Division introduced several new investment advisory publications during 2000. The publications are available to investors by subscription through INVESTools.com and include:

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

                o   "The Technology Digest" by Nancy Zambell

                o   "The MoneyPaper" by Vita Nelson

                o   "The Buyback Premium Portfolio" by David Fried

                o   "FXC's Top 10 Stock Picks for 2001 Report" by Frank Curzio

                o   "The 2001 Investor Survival Guide"

            Investment advisors are independent contractors operating under non-exclusive distribution agreements in which INVESTools.com pays the advisory royalty fees. Advisors are selected based on their successful long-term track record, the ability to clearly communicate with subscribers on a regular basis and the ability to stick to an understandable, actionable investing style that serves to immediately benefit users. Although this approach limits the number of advisors the Company will work with, it reinforces INVESTools.com's position as a trusted distributor of investment advice in the marketplace.

            During 2000, the Consumer Division also relaunched
            WallStreetCity.com with a new interface allowing investors to easily navigate the site's suite of analytical tools. The redesigned site features a new floating stock ticker and redesigned portfolios.

            With the addition of third-party products from FinanceCenter.com, Money.net, Prophet Financial and TeamVest LLC, the Company continues to offer its business clients a unique set of solutions to meet their changing needs.

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

            MARKET PENETRATION

            The Company redirected its focus to the domestic market and will continue to concentrate its efforts on penetrating the previously untapped middle market of small and mid-sized companies. The Company began to market its application services to smaller companies more aggressively during the second half of 2000, following completion of changes to the Company's technology platform.

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

            MERGERS & ACQUISITIONS

            During the year, Telescan evaluated a number of opportunities to add key technologies, enhance market presence and complement existing services through merger and acquisition activities. Aggressive consolidation within the technology and financial services industries continues to encourage the Company to explore merger and acquisition opportunities to add products and/or technologies, increase market share, add to critical mass and improve liquidity.

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

ITEM 2. PROPERTIES

        The Company's principal executive offices, as well as its principal marketing, computer operations and product development activities, are located in leased facilities in Houston, Texas, consisting of a total of 77,116 square feet. The Company also leases office space for marketing and administrative personnel in New York, New York and Menlo Park, California. The monthly costs of these leases are: Houston, Texas:
        $82,126; New York, New York: $9,936; and Menlo Park, California:
        $29,036.

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

        In August 2000, a lawsuit (Avner Hacohen v. Telescan, Inc., No. 00CIV.5937) was filed against the Company in the United States District Court for the Southern District of New York by a former employee, Avner Hacohen, alleging that the Company failed to grant him certain stock options to which he was entitled. The plaintiff seeks monetary compensation for damages alleged to exceed $1 million, plus interest and attorney fees. The Company has responded to the complaint and the case is proceeding before the court. Although no assurances can be given, the Company believes that the ultimate resolution of the litigation will not have a material adverse impact on the Company's financial position or results of operations. The Company believes that (i) Mr. Hacohen's claim is without merit since he has no signed formal grant of stock options and (ii) almost ten years has elapsed since the termination of his employment and the statute of limitations has expired on Mr. Hacohen's claim.

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

                                                  COMMON STOCK PRICES
                                           ----------------------------------
                                                HIGH                 LOW
                                           -------------        -------------
               2000
      Quarter ended March 31                $     27.50         $     17.72
      Quarter ended June 30                       23.88                7.06
      Quarter ended September 30                   8.25                1.81
      Quarter ended December 31                    2.81                0.97

               1999
      Quarter ended March 31*               $     22.94         $      7.50
      Quarter ended June 30*                      26.38               16.50
      Quarter ended September 30                  24.31               13.25
      Quarter ended December 31                   32.88               14.06

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

                                                                        (in thousands, except per share amounts)
STATEMENT OF OPERATIONS                                                           YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------------------
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
                                                               ========      ========      ========      ========      ========


BALANCE SHEET DATA                                                                         DECEMBER 31,
                                                               ----------------------------------------------------------------
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


(a) The earnings per share amount for discontinued operations is $0.00

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

            o The Consumer Division delivers investment advice and education to individual investors online through two Web properties, INVESTools.com and WallStreetCity.com. INVESTools.com publishes actionable investment advice and education, and WallStreetCity.com is well known for its investment search tool, ProSearch. The Division also offers private-label subscription marketing and e-mail list management services.

            o The Business-to-Business Division offers an array of online financial solutions, including quotes, charts, news, portfolio reports and stock and mutual fund screening tools, to businesses seeking to expand their offerings online and gain greater cost efficiency through outsourcing.

        CORPORATE BACKGROUND

        Telescan, Inc. is a Texas corporation formed in 1983 to manufacture software and an online database containing analytical tools for financial analysis. In 1986, D.B. Technology, Inc., a Texas corporation ("DB"), was formed for the purpose of acquiring Telescan, Inc. Telescan, Inc. merged into D.B., which filed a d.b.a. to use the name Telescan, Inc. In 1988, Max Ret, Inc., a Delaware corporation, was formed for the purpose of acquiring the outstanding common stock of D.B. In 1989, Max Ret, Inc. issued 75% of its then outstanding stock to acquire all of the outstanding common stock of D.B. Max Ret, Inc. then changed its name to Telescan, Inc.

        On May 28, 1999, the Company completed the acquisition of INVESTools, Inc. pursuant to which the sellers exchanged all of their shares of INVESTools, Inc. for shares of the Company's common stock in a business combination that was accounted for as a pooling-of-interests.

        The Company created the Web properties, WallStreetCity.com and INVESTools.com.


        SERVICES

            CONSUMER DIVISION

            The Consumer Division publishes investment advice, education, tools and analytics for individual investors online through two Web properties, INVESTools.com and WallStreetCity.com. In addition, the Consumer Division operates a subscription marketing service and an e-mail list management service. The division manages more than 40,000 paying subscribers.

            INVESTools.com features continually updated portfolio advice from independent money managers. The site receives 300,000 unique visitors per month and provides more than 200,000 investors with a free weekly e-mail digest of recommendations. Customers pay a monthly fee to access content delivered by 34 investment advisors. The content is enhanced by interactive online tools such as e-mail hotlines, discussion threads and portfolio alerts. INVESTools.com differentiates itself from standard investment newsletter Web sites by developing and supporting online interfaces that encourage interactive relationships between advisors and their subscribers, and among the subscribers themselves.

            WallStreetCity.com provides investors with a historical market database, free real-time quotes, streaming real-time data feeds, in-depth industry group analysis and powerful investment search and portfolio tools. WallStreetCity.com's ProSearch stock screening tools allows investors to search for stocks that match their unique investment goals. By selecting up to 40 different criteria in a single search, investors can screen thousands of stocks through customized searches or select pre-built searches that are complemented with commentary and education. While a wealth of information is available on the site at no charge, Telescan's search technology and streaming real-time data are available only to paid subscribers.

            The Subscription Marketing Service helps online financial information companies acquire new subscribers through the use of e-mail lists in which the subscriber has elected to receive financial-related advertisements.

            The E-mail Marketing Service helps online financial information companies manage their subscriber e-mail lists, send value-added e-mail content and track advertising results. Although e-mail addresses are made available to third parties as part of a list rental, subscriber information is not transferred to third party and INVESTools.com retains the right to such information.

            BUSINESS-TO-BUSINESS DIVISION

            As an Application Service Provider (ASP), the Company's Business-to-Business Division offers businesses of varying sizes an array of online financial solutions to create or enhance an existing Website, along with site development and hosting services. Financial online solutions include quotes, charts, news, portfolio reports, equity and mutual fund screening tools, Telescan commentary and third-party products. Solutions can be developed and operational in a fraction of the time and cost it would take an organization to do it independently, without major investments in hardware, networking or technical support.

        BUSINESS STRATEGY

        In late 1999, the Company began to pursue an aggressive three to five-year growth target to penetrate global markets and to expand organically and through acquisitions. As the Company witnessed the weakness in the Internet financial marketplace during 2000, particularly related to technology companies, the Company reevaluated its business strategy and made adjustments designed to ensure the Company would emerge as a key player in the industry. As part of this reevaluation, the Company began refocusing its attention on its core domestic operations and made organizational and governance changes designed to enhance growth. The Company's resulting strategy seeks to expand the Company's revenue base and scale the Company's cost structure in line with revenues. Management will execute this strategy through: 1) new services and technology; 2) new market penetration; and 3) mergers with or acquisitions of complementary businesses.

            NEW SERVICES

            The Company reviewed its internet services and determined that additional services would need to be added. To enhance existing offerings, the Company added new services through relationships with third parties and redesigned its WallStreetCity.com Web site.

            The Consumer Division introduced several new investment advisory publications during 2000. The publications are available to investors by subscription through INVESTools.com and include:

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

                o   "The Technology Digest" by Nancy Zambell

                o   "The MoneyPaper" by Vita Nelson

                o   "The Buyback Premium Portfolio" by David Fried

                o   "FXC's Top 10 Stock Picks for 2001 Report" by Frank Curzio

                o   "The 2001 Investor Survival Guide"

            Investment advisors are independent contractors operating under non-exclusive distribution agreements in which INVESTools.com pays the advisory royalty fees. Advisors are selected based on their successful long-term track record, the ability to clearly communicate with subscribers on a regular basis and the ability to stick to an understandable, actionable investing style that serves to immediately benefit users. Although this approach limits the number of advisors the Company will work with, it reinforces INVESTools.com's position as a trusted distributor of investment advice in the marketplace.

            During 2000, the Consumer Division also relaunched
            WallStreetCity.com with a new interface allowing investors to easily navigate the site's suite of analytical tools. The redesigned site features a new floating stock ticker and redesigned portfolios.

            With the addition of third-party products from FinanceCenter.com, Money.net, Prophet Financial and TeamVest LLC, the Company continues to offer its business clients a unique set of solutions to meet their changing needs.

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

            MARKET PENETRATION

            The Company redirected its focus to the domestic market and will continue to concentrate its efforts on penetrating the previously untapped middle market of small and mid-sized companies. The Company began to market its application services to smaller companies more aggressively during the second half of 2000, following completion of changes to the Company's technology platform.

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

            MERGERS & ACQUISITIONS

            During the year, Telescan evaluated a number of opportunities to add key technologies, enhance market presence and complement existing services through merger and acquisition activities. Aggressive consolidation within the technology and financial services industries continues to encourage the Company to explore merger and acquisition opportunities to add products and/or technologies, increase market share, add to critical mass and improve liquidity.

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

            Revenue from the Business-to-Business Division increased $5.7 million or 62% over 1999. Contracts with new customers added approximately $1.6 million in development revenue over 1999. Amortization of deferred license and hosting revenue was approximately $2.5 million in 2000, an increase of approximately $1.3 million over 1999. An additional $1.7 million of deferred revenue was recognized in 2000 due to the early termination or modification of contracts with GlobalNet Financial.com, Inc. ("GlobalNet"), GRO Corporation and InvestorIQ, plc. Cancellation of these contracts, or elimination of certain provisions, relieved the Company of future performance obligations under these contracts and thus, the related deferred license and hosting fees are recognized currently into revenue.

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

        1999 COMPARED TO 1998

            RESULTS OF OPERATIONS

            Revenues for the year ended December 31, 1999 increased $11.2 million, or 74%, compared to the same period in 1998 reflecting dramatic growth in the Internet service business. In 1999, the Company recognized approximately $4.9 million in revenue from new private label and licensing agreements, of which approximately $3.5 million came from an agreement with NBC. The Company has licensed its proprietary Internet and online financial services technology to NBC for CNBC.com, a comprehensive Web site for personal finance. Under the agreement, the Company is responsible Web site development and hosting services. Telescan's revenue comes from fixed monthly fees, cost reimbursement and a percentage of the revenue from the site. Revenue from INVESTools increased $3.5 million over 1998 to $5.0 million as demand for online newsletters increased. The Company's WallStreetCity.com Web site added $690,000 to revenue in 1999 primarily due to advertising revenue. Other service revenues increased $1.2 million, or 84%, primarily due to growing demand for the various Internet publications while dial up modem revenue declined $1.1 million, reflecting the Company shifting its growth to more Internet services.

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

            OTHER ACTIVITY DURING THE YEAR

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

        It is the Company's intention to control its operating expenses while continuing to focus on its existing products. In addition, the Company has implemented changes intended to reduce certain operating expenses. The Company will continue to liquidate its marketable securities portfolio during 2001 and is continuing its exploration of strategic alternatives including exploring sources of additional financing. As discussed below, the Company is in the process of consummating a merger with ZiaSun Technologies, Inc. ("ZiaSun"). If this merger is consummated prior to year-end, management believes that the combined entity will have sufficient cash flows to fund operations and capital requirements. No assurance can be given as to when, or if, the Company will be able to complete the merger with ZiaSun.

        These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors including successful completion of the merger with ZiaSun. The opinion of Arthur Andersen LLP, the independent public accountants for the Company, includes an explanatory fourth paragraph stating that there is substantial doubt about the Company's ability to continue as a going concern.


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

        RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 1999, the SEC issued Staff Accounting Bulleting 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices following by the SEC. The adoption of SAB 101 in the first quarter of 2000 did not have a material impact on the Company's financial position or results of operations.

        In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2, "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS" that requires certain Web site development costs to be capitalized. The adoption of EITF 00-2 did not have a material impact on the Company's financial position or results of operation.

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

        EVENTS SUBSEQUENT TO AUDITOR'S REPORT

            SPECIAL AND OTHER CHARGES
            The Company incurred $3.9 million in investment losses and severance costs in the six months ended June 30, 2001.

            MERGER WITH ZIASUN TECHNOLOGIES, INC.
            In May 2001, the Company executed a merger agreement with ZiaSun to form a new company, INVESTools Inc. ("INVESTools"). The new company will provide investor education, financial publications and analytical tools worldwide. The merger will be a stock for stock exchange with shareholders of ZiaSun receiving 75% of the stock in the new company and the Company stockholders receiving 25% of the stock in the new company. Each share of ZiaSun common stock will be exchanged for one share of INVESTools common stock and each share of the Company's common stock will be exchanged for 0.55531 of a share of INVESTools common stock. The Company expects to complete the merger in November 2001.

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

        (b)   Newly Engaged Independent Accountants

          On April 10, 2000 the Registrant engaged Arthur Andersen LLP as its new independent accountant. Through April 10, 2000, neither the Registrant nor anyone on its behalf consulted Arthur Andersen LLP regarding (i) the application of accounting principles to any transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered by Arthur Andersen LLP on the Company's financial statements. In addition, through April 10, 2000, neither the Registrant nor anyone on its behalf consulted Arthur Andersen LLP regarding any matter that was the subject of a disagreement (as defined in Regulation S-K Item 304 (a) (i) (iv)) or a reportable event (as defined in Regulation S-K Item 304 (a) (1) (v)).

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        As of March 16, 2001, the Company's directors and executive officers are as follows:

       NAME                        AGE    POSITION
       ------------------------------------------------------------------------
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

        JOSEPH F. FRANTZ, II

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

                            SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                    ANNUAL COMPENSATION                  COMPENSATION
                                         ----------------------------------------    ----------------------
                                                                                     SECURITIES UNDERLYING
             NAME                         YEAR         SALARY             BONUS             OPTIONS
   ------------------------------        -------     ------------       ---------    ----------------------
   Lee K. Barba                           2000        $248,103(1)        $45,866             833,321
   CHIEF EXECUTIVE OFFICER
   David L. Brown                         2000         138,300                 -              58,378
   FORMER CHIEF EXECUTIVE OFFICER         1999         158,750                 -               4,393
                                          1998         140,000                 -              28,800
   David M. Berray                        2000         160,240(1)         18,982             109,459
   CHIEF OPERATING OFFICER
   Roger C. Wadsworth                     2000         118,750            25,299              41,478
   SENIOR VICE PRESIDENT                  1999          96,000                 -               2,662
                                          1998          84,000                 -              13,200
   Paul A. Helbling                       2000         130,625            27,829              31,626
   CHIEF FINANCIAL OFFICER                1999          42,096(2)              -              12,729
   Joseph F. Frantz, II                   2000         116,375            33,480              22,801
   VICE PRESIDENT, CHIEF                  1999          93,460             3,727                 932
        INFORMATION OFFICER               1998          83,659                 -               6,890


        The following table reflects all forms of compensation for services to the Company for the years ended December 31, 2000, 1999, and 1998, of two executive officers who would have been included above had they been employed by the Company at December 31, 2000 and who earned more than $100,000 that year.

                                                                                          LONG-TERM
                                                    ANNUAL COMPENSATION                  COMPENSATION
                                         ----------------------------------------    ----------------------
                                                                                     SECURITIES UNDERLYING
             NAME                         YEAR         SALARY             BONUS             OPTIONS
   ------------------------------        -------     ------------       ---------    ----------------------
   Ronald Warren                           2000       $147,692           $30,359             24,137
   FORMER PRESIDENT                        1999        118,269                 -             13,195
        RESIGNED AUGUST 2000               1998        100,000                 -             14,000

   Edward C. Oliver                        2000        117,500            27,829              6,000
   FORMER VICE PRESIDENT                   1999         60,429(2)              -             17,929
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

                           NUMBER OF                                                             POTENTIAL REALIZABLE VALUE AT
                           SECURITIES     PERCENT OF TOTAL                                           ASSUMED ANNUAL RATE OF
                           UNDERLYING     OPTIONS GRANTED       EXERCISE                          STOCK PRICE APPRECIATION FOR
                            OPTIONS       TO EMPLOYEES IN      PRICE PER      EXPIRATION                 OPTION TERM
     NAME                   GRANTED         FISCAL YEAR          SHARE           DATE                 5%                10%
---------------------   ---------------  -------------------  -------------  --------------    ----------------------------------
Lee K. Barba               400,000(1)        20.03%            $  19.00         02/27/10        $   4,779,599     $   12,112,443
                            12,401(2)         0.62%            $   5.00         08/10/10        $    38,995       $       98,820
                           420,920(3)        21.08%            $   2.00         10/29/10        $   529,429       $    1,341,676

David L. Brown              20,000(4)         1.00%            $  21.63         01/31/10        $   272,060       $      689,453
                             3,892(2)         0.19%            $  19.25         02/24/10        $    47,117       $      119,405
                             8,349(2)         0.42%            $  10.94         05/07/10        $    57,442       $      145,569
                             6,936(2)         0.35%            $   5.00         08/10/10        $    21,810       $       55,271
                             7,500(2)         0.38%            $   2.00         10/16/10        $     9,433       $       23,906
                            11,701(2)         0.59%            $   2.00         10/29/10        $    14,717       $       37,297

David M. Berray            100,000(5)         5.01%            $  22.50         03/13/10        $   1,415,013     $    3,585,921
                             9,459(2)         0.47%            $   5.00         08/10/10        $      29,744     $       75,376

Roger C. Wadsworth          10,000(4)         0.50%            $  21.63         01/31/10        $     136,030     $      344,726
                             2,359(2)         0.12%            $  19.25         02/24/10        $      28,559     $       72,373
                             5,255(2)         0.26%            $   5.00         08/10/10        $      16,524     $       41,876
                            15,000(6)         0.75%            $   2.00         10/16/10        $      18,867     $       47,812
                             8,864(2)         0.44%            $   2.00         10/29/10        $      11,149     $       28,254

Paul A. Helbling             6,000(4)         0.30%            $  21.63         01/31/10        $      81,618     $      206,836
                             2,595(2)         0.13%            $  19.25         02/24/10        $      31,416     $       79,613
                             5,780(2)         0.29%            $   5.00         08/10/10        $      18,175     $       46,059
                             7,500(6)         0.38%            $   2.00         10/16/10        $       9,433     $       23,906
                             9,751(2)         0.49%            $   2.00         10/29/10        $      12,265     $       31,081

Joseph F. Frantz, II         6,000(4)         0.30%            $  21.63         01/31/10        $      81,618     $      206,836
                             1,651(2)         0.08%            $  19.25         02/24/10        $      19,987     $       50,652
                             5,150(2)         0.26%            $   5.00         08/10/10        $      16,194     $       41,039
                            10,000(6)         0.50%            $   2.00         10/16/10        $      12,578     $       31,875

Ronald Warren               15,000(4)         0.75%            $  21.63         08/08/01(7)     $     204,045     $      517,090
                             2,831(2)         0.14%            $  19.25         08/08/01(7)     $      34,273     $       86,854
                             6,306(2)         0.32%            $   5.00         08/08/01(7)     $      19,829     $       50,251

Edward C. Oliver             6,000(4)         0.30%            $  21.63         05/21/01(7)     $      81,618     $      206,836


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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                           FISCAL YEAR END OPTION VALUES

                                                                      Number of
                                                                      Securities
                                                                      Underlying
                                                                     Unexercised            Value of Unexercised
                                                                      Options at           In-the-Money Options at
                                                                   Fiscal Year End              Fiscal Year End
                              Shares                              ------------------      -------------------------
                             Acquired            Value              Exercisable/               Exercisable/
     Name                   on Exercise         Realized            Unexercisable              Unexercisable
---------------------     --------------    ---------------       -------------------     -------------------------
Lee. K. Barba                     -                   -            333,321 / 500,000              - / -

David L. Brown                    -                   -            139,506 / -                    - / -

David M. Berray                   -                   -              34,459 / 75,000              - / -

Roger C. Wadsworth                -                   -              63,536 / 15,000               - /-

Paul A. Helbling                  -                   -              36,855 / 7,500                - /-

Joseph F. Frantz, II          6,373             $34,622              20,623 / 10,000              - / -

Ronald Warren                     -                   -              72,748 / -                   - / -

Edward C. Oliver              2,595             $49,954              23,929 / -                   - / -


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

                                                                     Number of Shares
Owners                                                             Beneficially Owned(1)          % of Class
------                                                             ---------------------          ----------
William D. Savoy                                                            67,508                     *
Lee K. Barba                                                               333,321                     2.0%
Roger C. Wadsworth                                                         147,104                     *
Paul A. Helbling                                                            42,855                     *
Joseph F. Frantz, II                                                        22,623                     *
David L. Brown                                                             893,462(2)                  5.5%
Elisabeth Y. Sami                                                            7,500                     *
Stephen C. Wood                                                             60,200                     *
David M. Berray (RESIGNED JANUARY 2001)                                      8,000                     *
Ronald Warren (RESIGNED AUGUST 2000)                                       124,950                     *
Edward C. Oliver (RESIGNED MAY 2000)                                        24,129                     *

National Broadcasting Company, Inc. and
        GE Capital Equity Investment, Inc.
120 LONG RIDGE ROAD
STAMFORD, CONNECTICUT 06927                                              2,331,348                    14.3%

Lacy J. Harber
LJH, Corp.
377 NEVA LANE
DENISON, TEXAS 75020                                                     2,314,000                    14.2%

Paul G. Allen
Vulcan Ventures Incorporated
110 110TH AVENUE N.E., SUITE 550
BELLEVUE, WASHINGTON 98004-5840                                          1,290,000(3)                  7.9%

G. Robert Friedman
Friedman & Associates
FIVE POST OAK PARK, SUITE 1800
HOUSTON, TEXAS 77027                                                     1,053,919                     6.5%

All directors and executive officers as a group (12 persons)             1,672,716                    10.3%


*Less than 1%.

(1) Each of the share amounts shown for the directors and officers includes options to purchase additional shares, which are exercisable within the next sixty days, as follows: Mr. Savoy - 34,535, Mr. Barba - 333,321, Mr. Wadsworth - 63,536, Mr. Helbling - 36,855, Mr. Frantz - 20,623, Mr. Brown
      - 139,506, Ms. Sami - 7,500, Mr. Wood - 20,250, Mr. Warren - 72,748, Mr.
      Oliver - 23,929.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Form 10-K:


                                                                                                                       PAGE
1.   CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Public Accountants                                                                           32
     Consolidated Balance Sheets as of December 31, 2000 and 1999                                                       34
     Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998                         35
     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998               36
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998                         38
     Notes to Consolidated Financial Statements                                                                         39

2.   FINANCIAL STATEMENTS SCHEDULES

     Report of Independent Public Accountants                                                                           56
     Schedule I - Valuation and Qualifying Accounts                                                                     58


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

       4.5** Assignment of General Partnership Interest between New World Technologies, a Texas General Partnership, and the Registrant, which sets forth certain registration rights effective as of January 1, 1992. (Incorporated by reference to the Company's Form S-1 dated September 14, 1993 (Registration No. 33-52182).)

       4.6**         Certificate of Designation of Preferred Stock.
                     (Incorporated by reference to the Company's Form S-1 dated June 15, 1998.)

       4.7**         Certificate of Designation of Class B Preferred Stock.
                     (Incorporated by reference to Exhibit 4.7 of the Company's Form 10-K for the annual period ended December 31, 2000.)

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

       10.10** Employment Agreement by and between the Company and Lee K. Barba dated February 28, 2000. (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the annual period ended December 31, 1999.) (1)

       10.11**       Employment Agreement by and between the Company and David
                     M. Berray dated March 14, 2000. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated June 30, 2000.) (1)

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

       10.15** Agreement and Plan of Merger by and between GlobalNet Financial.Com, Inc., Telescan Acquisition Corp. And Telescan, Inc. (Incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the annual period ended December 31, 2000.)

       10.16** Termination Agreement between GlobalNet Financial.Com, Inc. and Telescan, Inc. (Incorporated by reference to the Company's Form 8-K dated September 28, 2000.)

       10.17** Preferred Stock Exchange Agreement by and between the Company and Q Funding, L.P. (Incorporated by reference to
                     Exhibit 10.17 of the Company's Form 10-K for the annual period ended December 31, 2000.)

       10.18** Preferred Stock Exchange Agreement by and between the Company And R2 Funding, Ltd. (Incorporated by reference to
                     Exhibit 10.18 of the Company's Form 10-K for the annual period ended December 31, 2000.)

       21** Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 of the Company's Form 10-K for the annual period ended December 31, 2000.)

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

        SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on October 8, 2001.

                                         Telescan, Inc.

                                         By:    /s/ LEE K. BARBA
                                                ------------------------------
                                                Lee K. Barba, Chief Executive
                                                Officer and Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

            Signature                               Title                                       Date


               PRINCIPAL EXECUTIVE
               OFFICER:


                        PRINCIPAL EXECUTIVE OFFICER:

           /s/ LEE K. BARBA                         Chief Executive Officer and Director       October 8, 2001
           --------------------------------
           Lee K. Barba



                        PRINCIPAL FINANCIAL /
                        ACCOUNTING OFFICER:


           /s/ PAUL A. HELBLING                     Chief Financial Officer                    October 8, 2001
           --------------------------------
           Paul A. Helbling


                        DIRECTORS:

           /s/ WILLIAM D. SAVOY                     Chairman of the Board                      October 8, 2001
           --------------------------------
           William D. Savoy

           /s/ DAVID L. BROWN                       Director                                   October 8, 2001
           --------------------------------
           David L. Brown

           /s/ Elisabeth Y. Sami                    Director                                   October 8, 2001
           --------------------------------
           Elisabeth Y. Sami

           /s/ STEPHEN C. WOOD                      Director                                   October 8, 2001
           --------------------------------
           Stephen C. Wood


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 16, subsequent to February 21, 2001, the date of our original report, the Company has incurred losses and is not achieving its fiscal year 2001 projected revenues or cash flows from operations. These factors, among others, as described in Note 16, create a substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ARTHUR ANDERSEN LLP

Houston, Texas
February 21, 2001 (except with respect to the matters discussed in Note 16, as to which the date is September 25, 2001)

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


HEIN + ASSOCIATES LLP
Houston, Texas
February 25, 2000

                         TELESCAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                      DECEMBER 31,
                                                                                               ------------------------
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

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                    ----------------------------------------
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

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                            PREFERRED STOCK                COMMON STOCK             ADDITIONAL
                                                        -----------------------       ------------------------       PAID-IN
                                                         SHARES         AMOUNT         SHARES          AMOUNT        CAPITAL
                                                        --------       --------       --------        --------       --------
  BALANCE JANUARY 1, 1998                                     --       $     --         12,493        $    125       $ 20,970
Net loss                                                      --             --             --              --             --
    Issuance of stock under stock option plan                 --             --            166               2            458
    Issuance of convertible preferred stock                  120              1             --              --          3,000
    Incremental yield on preferred stock                      --             --             --              --             44
    5% convertible preferred stock dividends                  --             --             --              --             --
    Equity transactions of pooled company                     --             --            187               2            424
    Other                                                     --             --             --              --             19
                                                        --------       --------       --------        --------       --------
  BALANCE DECEMBER 31, 1998                                  120              1         12,846             129         24,915
Net loss                                                      --             --             --              --             --
Change in net unrealized gains                                --             --             --              --             --
Deferred taxes                                                --             --             --              --             --
    Issuance of stock under stock option plan                 --             --            458               5          1,731
    Issuance of common stock                                  --             --          2,876              27         39,103
    5% convertible preferred stock dividends                  --             --             --              --             --
    Equity transactions of pooled company                     --             --            252               3            530
    Change in fiscal year of pooled company                   --             --            117               1            596
                                                        --------       --------       --------        --------       --------
  BALANCE DECEMBER 31, 1999                                  120              1         16,549             165         66,875
         Net loss                                             --             --             --              --             --
         Change in net unrealized losses                      --             --             --              --             --
         Deferred taxes                                       --             --             --              --             --
         Issuance of stock under stock option plan            --             --            184               2            683
         Issuance of common stock                             --             --            108               1          1,334
         Cancellation of common stock                         --             --           (545)             (6)        (1,731)
         Stock based compensation                             --             --             --              --            417
         Issuance of warrants                                 --             --             --              --             72
         5% convertible preferred stock dividends             --             --             --              --             --
                                                        --------       --------       --------        --------       --------
  BALANCE DECEMBER 31, 2000                                  120       $      1         16,296        $    162       $ 67,650
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

                         TELESCAN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Continued)

                                                                                        ACCUMULATED
                                                                    ACCUMULATED        COMPREHENSIVE
                                                                      DEFICIT             INCOME              TOTAL
                                                                  --------------      ----------------    ------------
  BALANCE JANUARY 1, 1998                                            $(11,935)           $     --            $  9,160
Net loss                                                               (8,201)                 --              (8,201)
    Issuance of stock under stock option plan                              --                  --                 460
    Issuance of convertible preferred stock                                --                  --               3,001
    Incremental yield on preferred stock                                  (44)                 --                  --
    5% convertible preferred stock dividends                              (94)                 --                 (94)
    Equity transactions of pooled company                                  --                  --                 426
    Other                                                                  --                  --                  19
                                                                     --------            --------            --------
  BALANCE DECEMBER 31, 1998                                           (20,274)                 --               4,771
Net loss                                                               (5,850)                 --              (5,850)
Change in net unrealized gains                                             --              29,550              29,550
Deferred taxes                                                             --             (11,229)            (11,229)
    Issuance of stock under stock option plan                              --                  --               1,736
    Issuance of common stock                                               --                  --              39,130
    5% convertible preferred stock dividends                             (150)                 --                (150)
    Equity transactions of pooled company                                  --                  --                 533
    Change in fiscal year of pooled company                            (1,318)                 --                (721)
                                                                     --------            --------            --------
  BALANCE DECEMBER 31, 1999                                           (27,592)             18,321              57,770
         Net loss                                                     (30,644)                 --             (30,644)
         Change in net unrealized losses                                   --             (29,550)            (29,550)
         Deferred taxes                                                    --              11,229              11,229
         Issuance of stock under stock option plan                         --                  --                 685
         Issuance of common stock                                          --                  --               1,335
         Cancellation of common stock                                      --                  --              (1,737)
         Stock based compensation                                          --                  --                 417
         Issuance of warrants                                              --                  --                  72
         5% convertible preferred stock dividends                        (150)                 --                (150)
                                                                     --------            --------            --------
  BALANCE DECEMBER 31, 2000                                          $(58,386)           $     --            $  9,427
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

                         TELESCAN, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                ------------------------------------------
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

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION

        THE COMPANY

        Telescan, Inc. ("Telescan" or the "Company") is committed to helping investors improve their investment results through advice and the educated use of proprietary investment search tools. The Company provides financial services marketed through two divisions. The Company's Consumer Division manages two Web properties, INVESTools.com and WallStreetCity.com, with the common goal of simplifying and enriching the investing consumer's financial life. The Company's Business-to-Business Division offers businesses an array of online financial solutions including quotes, charts, news, portfolio reports and stock and mutual fund screening tools to businesses seeking to expand their offerings online to gain greater cost efficiency through outsourcing.

        Telescan, Inc., a Texas corporation, was formed in 1983 to manufacture software and an online database containing analytical tools for financial analysis. In 1986, D. B. Technology, Inc. ("DB"), a Texas corporation, was formed for the purpose of acquiring Telescan, Inc. and was merged with Telescan, Inc., and filed a d.b.a. to use the name Telescan, Inc. In 1988, Max Ret, Inc., a Delaware corporation, was formed for the purpose of acquiring the outstanding common stock of DB. In 1989, Max Ret, Inc. issued 75% of its then outstanding stock to acquire all of the outstanding common stock of DB. Max Ret, Inc. then changed its name to Telescan, Inc.

        On May 28, 1999, the Company completed the acquisition of INVESTools, Inc. ("INVESTools") upon which the INVESTools stockholders exchanged all of their shares for shares of the Company's common stock in a business combination that was accounted for as a pooling-of-interests. The consolidated financial statements for the two years ended December 31, 1999 and the accompanying related notes reflect the Company's financial position and the results of operations as if INVESTools had been a wholly-owned subsidiary of the Company since inception. Prior to the acquisition, INVESTools had a fiscal year-end of June 30. The adjustment for the change in the year-end is reflected in the statement of stockholders' equity for the year ended December 31, 1999.

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

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        SEGMENT REPORTING

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED Information, in 1997. The Company's business activities are represented by a single reportable segment, the distribution of content and analytical tools to investors via the computer. The Company provides services that have similar economic characteristics, technology, development processes, customers, distribution strategies and shared infrastructures. Although revenue information is available by revenue source, financial information for related costs and expense is not available by revenue source because the costs and expenses related to these services are common for all services. Accordingly, discrete financial information regarding results of operations by revenue source is unavailable. Further, operating results by revenue source are not produced or reviewed by Telescan's chief operating decision maker to make decisions about resources to be allocated or to assess performance. Management personnel are not held accountable for the performance of a particular revenue source.

        The Consumer Divisions and Business-to-Business Divisions are a means of marketing services to the investor and are not reportable segments.

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

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        REVENUE RECOGNITION

        The Company primarily derives revenue from the following sources: (1) licensing of analytical tools, (2) development and hosting of third party Web sites, (3) subscriptions to WallStreetCity.com and to newsletters through INVESTools.com, (4) Web site and e-mail advertising,
        (5) e-mail list management for third parties, and (6) e-mail list rental. License fees and hosting revenue are recognized ratably over the term of the hosting arrangements, which range from two to five years. Development revenue is recognized when Web site development is complete, the Web site has been launched and hosting has begun. Revenue for all other services is recognized in the period in which the services are provided. Deferred revenue is recorded for cash received for which services have not been provided.

        DEFERRED REVENUE

        Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to license and service fees.

        STOCK-BASED COMPENSATION

        SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, allows companies to adopt either of two methods for accounting for stock options. The Company accounts for its stock based compensation plans under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In accordance with SFAS No. 123, certain pro forma disclosures are provided in
        Note 10. The Company's long-term incentive plans provide for the award of stock options to employees and directors.

        ADVERTISING COSTS

        Advertising costs are expensed when the initial advertisement is run and are included in selling and marketing expenses. Advertising costs for the years ended December 31, 2000, 1999 and 1998 were $296,000, $433,000, and $808,000, respectively.

        COSTS OF ACQUISITION OPPORTUNITIES

        Internalcosts associated with a business combination are expensed as incurred. Direct and incremental costs related to successful negotiations where the Company is the acquiring company are capitalized as part of the cost of the acquisition. Costs associated with unsuccessful negotiations are expensed when it is probable that the acquisition will not occur.

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

        RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 1999, the SEC issued Staff Accounting Bulleting 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices following by the SEC. The adoption of SAB 101 in the first quarter of 2000 did not have a material impact on the Company's financial position or results of operations.

        In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2, "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS" that requires certain Web site development costs to be capitalized. The adoption of EITF 00-2 did not have a material impact on the Company's financial position or results of operation.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, as amended by SFAS No. 137 effective for years beginning after June 15, 2000, requires derivatives to be recorded in the balance sheet as an asset or

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         Revenue              $   1,058
                         Expenses                 2,376
                                              ---------
                            Net loss          $  (1,318)
                                              =========

        INVESTools' historical financial statements have been adjusted to conform to the accounting policies and practices of the Company. These adjustments primarily related to the classification of interest and other income and the classification of restricted cash. These conforming adjustments did not change the net loss INVESTools reported.

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

5.      MARKETABLE SECURITIES

        During 1999 and the first quarter of 2000, the Company acquired marketable securities in companies as payment for services rendered or as an investment to support a strategic alliance. At December 31, 2000, these investments were as follows:

                                                                                 COST BASIS
                                                                                    AT
           NAME                                        ORIGINAL COST          DECEMBER 31, 2000
           ----------------------------------         --------------          ------------------
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

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



            OPERATING LEASES

            The Company has commitments to lease office space and equipment under non-cancelable operating leases. Rent expense under operating leases totaled $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum payments under non-cancelable leases are as follows (in thousands):


                           YEARS ENDING DECEMBER 31,
                           ------------------------------
                                   2001*        $    1,723
                                   2002              2,183
                                   2003              1,474
                                   2004              1,484
                                   2005              1,142
                              Thereafter                -
                                                ----------
                                  Total         $    8,006
                                                ==========

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

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.      INCOME TAXES

        At December 31, 2000, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $28.9 million, which expire in years 2009 to 2020. A portion of the $5.0 million in net operating loss carryforwards acquired with the INVESTools, Inc. acquisition are currently limited as to use.Deferred tax assets and liabilities consisted of the following at December 31, 2000 and 1999 (in thousands):

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

        The following is a reconciliation of expected to actual income tax expense based upon the statutory rates:

                                                                        YEARS ENDED DECEMBER 31,
                                                               ------------------------------------------
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

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EMPLOYEE STOCK OPTION PLAN ACTIVITY

            The following is a summary of option activity under these plans:

                                                TOTAL SHARES UNDER       WEIGHTED AVERAGE
                                                      OPTION              EXERCISE PRICE
                                               ---------------------    -------------------
    BALANCE - JANUARY 1, 1998                         872,476                $ 4.26
       Granted                                        447,117                  6.37
       Cancelled                                      (47,925)                 1.94
       Exercised                                     (169,250)                 2.69
                                                   ----------                ------
    BALANCE - DECEMBER 31, 1998                     1,102,418                  5.50
       Pooling Adjustment                              (9,184)                 0.39
       Granted                                        306,949                 11.17
       Cancelled                                      (75,826)                 6.12
       Exercised                                     (516,681)                 4.00
                                                   ----------                ------
    BALANCE - DECEMBER 31, 1999                       807,676                  8.56
       Granted                                      1,997,139                 10.93
       Cancelled                                     (260,397)                15.29
       Exercised                                     (183,516)                 3.73
                                                   ----------                ------
    BALANCE - DECEMBER 31, 2000                     2,360,902                $10.19
                                                   ==========                ======

             The following table summarizes information about options outstanding at December 31, 2000:


                                          OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
                   -----------------------------------------------------------------------    --------------------------------------
                                            WEIGHTED AVERAGE               WEIGHTED                                    WEIGHTED
   RANGE OF              NUMBER            REMAINING YEARS OF              AVERAGE               NUMBER                AVERAGE
EXERCISE PRICES        OUTSTANDING          CONTRACTUAL LIFE           EXERCISE PRICES         EXERCISABLE          EXERCISE PRICE
---------------    -----------------     -----------------------     ---------------------    --------------      ------------------
$   0 - $4.99          1,005,520                  9.25                    $  2.19                448,468              $  2.41
 5.00 -  9.99            397,064                  5.46                       7.29                394,789                 7.28
10.00 - 14.99             71,016                  6.59                      12.41                 71,016                12.41
15.00 - 19.99            458,092                  9.01                      18.93                158,092                18.81
20.00 - 24.99            423,710                  8.15                      21.91                341,510                21.78

25.00 - 30.00              5,500                  9.07                      25.14                  5,500                25.14
                    ------------              --------                    -------              ---------              -------

        TOTAL          2,360,902                  8.29                    $ 10.19              1,419,375              $ 10.84
                    ============              ========                    =======              =========              =======


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

            STOCK OPTION ACTIVITY

            The following is a summary of option activity:

                                                   TOTAL SHARES     WEIGHTED AVERAGE
                                                   UNDER OPTION      EXERCISE PRICE
                                                 ---------------   -------------------
            BALANCE JANUARY 1, 1998                   60,000              $ 5.26
                  Granted                             50,000                6.75
                                                    --------              ------
            BALANCE DECEMBER 31, 1998                110,000                5.94
                  Granted                             75,000               20.00
                  Exercised                          (60,000)               6.72
                  Cancelled                          (37,500)               5.00
                                                    --------              ------
            BALANCE DECEMBER 31, 1999                 87,500               17.86
                  Granted                             25,000               10.75
                                                    --------              ------
            BALANCE DECEMBER 31, 2000                112,500              $16.28
                                                    ========              ======


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

            PRO FORMA DISCLOSURES

            Had compensation expense arising from stock-based compensation been determined consistent with the provisions of SFAS 123, net loss and net loss per share would have been as follows (in thousands, except per share amounts):

                                                  2000            1999
                                               ----------      ----------
               Net loss:
                  As reported                  $(30,644)       $ (5,850)
                  Pro forma                     (42,041)         (6,974)
               Net loss per common share:
                  As reported                  $  (1.85)       $  (0.39)
                  Pro forma                       (2.53)          (0.46)


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

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.    UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

                                                                        (in thousands, except per share data)
                                                                                      QUARTERS ENDED
                                                                 --------------------------------------------------------
                                                                 12/31/00         9/30/00        6/30/00         3/31/00
                                                                 --------        --------        --------        --------
Revenue                                                          $  8,003        $  9,183        $  8,925        $  9,827
Cost and expenses from operations                                  11,650          17,462          18,186          11,848
                                                                 --------        --------        --------        --------
Loss from operations                                               (3,647)         (8,279)         (9,261)         (2,021)
Other income (expense)                                            (28,726)            180           8,865          12,245
Income tax (expense) benefit                                           --              --           2,041          (2,041)
                                                                 --------        --------        --------        --------
Net income (loss)                                                $(32,373)       $ (8,099)       $  1,645        $  8,183
                                                                 ========        ========        ========        ========
Net income (loss) attributable to common stockholders            $(32,410)       $ (8,137)       $  1,607        $  8,146
                                                                 ========        ========        ========        ========

EARNINGS PER SHARE - BASIC
Net income (loss)                                                $  (1.97)       $  (0.48)       $   0.10        $   0.49
                                                                 ========        ========        ========        ========
Weighted average shares                                            16,450          16,829          16,747          16,633
                                                                 ========        ========        ========        ========

EARNINGS PER SHARE - DILUTED
Net income (loss)                                                $  (1.97)       $  (0.48)       $   0.09        $   0.47
                                                                 ========        ========        ========        ========
Weighted average shares                                            16,450          16,829          17,371          17,469
                                                                 ========        ========        ========        ========

                                                                                       QUARTERS ENDED
                                                                 --------------------------------------------------------
                                                                 12/31/99        9/30/99         6/30/99         3/31/99
                                                                 --------        --------        --------        --------
Revenue                                                          $  8,928        $  6,735        $  6,039        $  4,736
Cost and expenses from operations                                   8,991           7,773          10,055           5,904
                                                                 --------        --------        --------        --------
Loss from operations                                                  (63)         (1,038)         (4,016)         (1,168)
Other income (expense)                                                268             166              34             (89)
Minority interest loss                                                 --              --              24              32
                                                                 --------        --------        --------        --------
Net income (loss)                                                $    205        $   (872)       $ (3,958)       $ (1,225)
                                                                 ========        ========        ========        ========
Net income (loss) attributable to common stockholders            $    168        $   (910)       $ (3,995)       $ (1,263)
                                                                 ========        ========        ========        ========

EARNINGS PER SHARE - BASIC
Net income (loss)                                                $   0.01        $  (0.06)       $  (0.26)       $  (0.09)
                                                                 ========        ========        ========        ========
Weighted average shares                                            16,511          16,174          15,131          14,068
                                                                 ========        ========        ========        ========

EARNINGS PER SHARE - DILUTED
Net income (loss)                                                $   0.01        $  (0.06)       $  (0.26)       $  (0.09)
                                                                 ========        ========        ========        ========
Weighted average shares                                            17,348          16,174          15,131          14,068
                                                                 ========        ========        ========        ========

16.     LIQUIDITY

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $58.4 million through December 31, 2000 and had negative cash flows from operations of $6.1 million, $2.5 million and $2.1 million for 2000, 1999, and 1998, respectively. It is the Company's intention to control its operating expenses while continuing to invest in its existing products. In addition, the Company has implemented changes intended to reduce certain operating and general and administrative expenses. The Company will

                         TELESCAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        continue to liquidate its marketable securities portfolio during 2001 and is continuing its exploration of strategic alternatives. The Company has incurred losses and is not achieving its fiscal year 2001 revised projected revenues or cash flows from operations. Additionally, the fair value of the Company's remaining marketable securities has continued to decline. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company is in the process of consummating a merger with ZiaSun Technologies, Inc. ("ZiaSun"), as discussed in Note 17. If this merger is consummated prior to year-end, management believes the combined entity will have sufficient cash flows to fund operations and capital requirements. Should the Company's operating results not sufficiently improve or if the merger is not consummated, it is probable that the Company will not be able to sustain operations through December 31, 2001. There can be no assurance that the Company will be able to successfully consummate the merger.
        The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

17.     EVENTS SUBSEQUENT TO AUDITOR'S REPORT (UNAUDITED)

        SPECIAL AND OTHER CHARGES

        The Company incurred $3.9 million in investment losses and severance costs in the six months ended June 30, 2001.

        MERGER WITH ZIASUN TECHNOLOGIES, INC.

        In May 2001, the Company executed a merger agreement with ZiaSun to form a new company, INVESTools Inc. ("INVESTools"). The new company will provide investor education, financial publications and analytical tools worldwide. The merger will be a stock for stock exchange with shareholders of ZiaSun receiving 75% of the stock in the new company and Telescan stockholders receiving 25% of the stock in the new company. Each share of ZiaSun common stock will be exchanged for one share of INVESTools common stock and each share of Telescan common stock will be exchanged for 0.55531 of a share of INVESTools common stock. The Company expects to complete the merger in November 2001.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TELESCAN, INC.:



We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Telescan, Inc. and subsidiaries as of December 31, 2000 and for the year then ended included in this Form 10-K/A and have issued our report thereon dated February 21, 2001 (except with respect to the matters discussed in Note 16, as to which the date is September 25, 2001). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule listed in Item 14-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. Information on this schedule for the year ended December 31, 2000 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Houston, Texas
February 21, 2001 (except with respect
to the matters discussed in Note 16, as to which the date is September 25, 2001)

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



HEIN + ASSOCIATES LLP
Houston, Texas
February 25, 2000

                          TELESCAN, INC. AND SUBSIDIARIES
                  SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
                                  (in thousands)

                                                                                DEDUCTIONS:
                                         BALANCE AT           ADDITIONS:      ACCOUNTS WRITTEN
                                         BEGINNING         CHARGED TO COST     OFF AGAINST           BALANCE AT
         DESCRIPTION                     OF THE YEAR        AND EXPENSES        ALLOWANCE            END OF YEAR
---------------------------------      ---------------   ------------------  ------------------   ------------------
December 31, 1998
Allowance for Doubtful Accounts          $     114           $    399           $   (139)             $    374

December 31, 1999
Allowance for Doubtful Accounts          $     374           $    184           $   (259)             $    299

December 31, 2000
Allowance for Doubtful Accounts          $     299           $    530           $   (567)             $    262
