Form 10-Q/A
period 2001-03-31
TELESCAN INC
filed 2001-10-12
CIK 832175

                                   FORM 10-Q/A


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER 0-17508

                                 TELESCAN, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                72-1121748
       -------------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)


     5959 CORPORATE DRIVE, SUITE 2000, HOUSTON, TEXAS          77036
     ----------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

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

                         TELESCAN, INC. AND SUBSIDIARIES
                               Report on Form 10-Q
                          Quarter Ended March 31, 2001



PART I - FINANCIAL INFORMATION............................................   2

  ITEM 1.  FINANCIAL STATEMENTS...........................................   2
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..........................   7
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....   9

PART II - OTHER INFORMATION...............................................  10

  ITEM 1.  LEGAL PROCEEDINGS..............................................  10
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................  10
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................  10
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  10
  ITEM 5.  OTHER INFORMATION..............................................  10
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................  10

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                         TELESCAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    2001               2000
                                                                               --------------     --------------
ASSETS                                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  1,591           $  1,494
   Accounts receivable, net (allowance: $300; $262)                                  2,556              3,411
   Notes receivable                                                                   --                4,594
   Marketable securities                                                             2,173              4,178
   Other current assets                                                                371                446
                                                                                  --------           --------
           TOTAL CURRENT ASSETS                                                      6,691             14,123
Investments                                                                          3,835                968
Property and equipment, net                                                          3,049              3,431
Software development costs, net                                                        997                838
Other assets                                                                            70                 80
                                                                                  --------           --------
           TOTAL ASSETS                                                           $ 14,642           $ 19,440
                                                                                  ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Deferred revenue                                                               $  3,467           $  4,008
   Accounts payable                                                                  3,096              3,799
   Accrued payroll                                                                     690                941
   Accrued royalties                                                                   892                869
   Other current liabilities                                                           320                350
                                                                                  --------           --------
           TOTAL CURRENT LIABILITIES                                                 8,465              9,967
Capital lease obligations                                                               18                 46
STOCKHOLDERS' EQUITY:
Class A convertible preferred stock (liquidation preference $25 per share)
   (shares issued and outstanding: 0; 120,000)                                        --                    1
Class B convertible preferred stock (liquidation preference $25 per share)
   (shares issued and outstanding:  120,000; 0)                                          1               --
Common stock
   (shares issued and outstanding:  16,296,026; 16,296,026)                            162                162
Additional paid in capital                                                          67,650             67,650
Accumulated comprehensive loss                                                      (1,238)              --
Accumulated deficit                                                                (60,416)           (58,386)
                                                                                  --------           --------
           TOTAL STOCKHOLDERS' EQUITY                                                6,159              9,427
                                                                                  --------           --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 14,642           $ 19,440
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

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
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

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              -----------------------------
                                                                                2001                 2000
                                                                              --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $ (1,999)            $  8,183
    Reconciling adjustments:
      Gain on sales of marketable securities                                        (1)             (12,001)
      Special and other non-cash charges                                           504                 --
      Depreciation and amortization                                                546                  927
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                   855                 (831)
      Decrease in other current assets                                              85                   61
      Decrease in accounts payable                                                (699)                (918)
      Increase (decrease) in other current liabilities                            (750)               3,366
      Other, net                                                                   (30)                --
                                                                              --------             --------
             Net cash used in operating activities                              (1,489)              (1,213)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                            (68)                (894)
    Additions to software development costs                                       (261)                (226)
    Proceeds from repayment of note receivable                                   1,500                 --
    Proceeds from sale of marketable securities                                    504                 --
    Purchases of investments                                                      --                 (3,504)
    Other                                                                            8                   43
                                                                              --------             --------
             Net cash (used in)/provided by investing activities                 1,683               (4,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                       --                    481
    Preferred dividends paid                                                       (31)                 (37)
    Increase in notes payable                                                       23                 --
    Payments on notes payable and capital lease obligations                        (89)                (128)
                                                                              --------             --------
             Net cash (used in)/provided by financing activities                   (97)                 316
                                                                              --------             --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    97               (5,478)
CASH AND CASH EQUIVALENTS:
    Beginning of period                                                          1,494               12,625
                                                                              --------             --------
    End of period                                                             $  1,591             $  7,147
                                                                              ========             ========
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
    Net unrealized gain, net of tax                                           $  1,238             $  2,597
    Exercise of GlobalNetFinancial.com option through sale of
         GlobalNetFinancial.com stock                                             --                 19,971
    Stock received in lieu of payment for services rendered                       --                    743
    Acquisition of assets for stock                                               --                    350
    Conversion of note receivable into equity investment                         3,107                   64


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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K/A.

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

2.    LIQUIDITY AND CAPITAL RESOURCES

It is the Company's intention to control its operating expenses while continuing to focus on its existing products. In addition, the Company has implemented changes intended to reduce certain operating expenses. The Company will continue to liquidate its marketable securities portfolio during 2001 and is continuing its exploration of strategic alternatives including exploring sources of additional financing. As discussed in Note 9, the Company is in the process of consummating a merger with ZiaSun Technologies, Inc. ("ZiaSun"). If the merger is consummated prior to year-end, management believes that the combined entity will have sufficient cash flows to fund operations and capital requirements. No assurance can be given as to when, or if, the Company will be able to complete the merger with ZiaSun.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors including successful completion of the merger with ZiaSun. As disclosed in the Company's Form 10-K/A for the year ended December 31, 2000, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph stating that there is substantial doubt about the Company's ability to continue as a going concern.

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

8.    CALCULATION OF EARNINGS PER SHARE

The calculation of earnings per share was as follows:
(in thousands, except per share amounts)

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        --------------------------------
                                                                            2001                   2000
                                                                        -------------            -------
Net income (loss) attributable to common shareholders (a)               $      (2,030)           $ 8,146
Dividends on preferred stock                                                        - (c)             37
                                                                        -------------            -------
Net income (loss) attributable to common shareholders,
    assuming dilution (b)                                               $      (2,030)           $ 8,183
                                                                        =============            =======

Weighted average common shares outstanding (a)                                 16,296             16,633
Effect of dilutive securities
    Convertible preferred stock                                                     - (c)            488
    Stock options                                                                   - (c)            348
                                                                        -------------            -------
Weighted average common shares outstanding, assuming dilution (b)              16,296             17,469
                                                                        =============            =======

Net income (loss) per common share
    Basic                                                               $       (0.12)           $  0.49
    Diluted                                                             $       (0.12)           $  0.47

   (a) Used to compute basic earnings per share.
   (b) Used to compute diluted earnings per share.
   (c) Because the company is in a loss position, the convertible preferred and the stock options are antidilutive.

9.    SUBSEQUENT EVENTS

In May 2001, the Company executed a merger agreement with ZiaSun to form a new company, INVESTools Inc. ("INVESTools"). The new company will be a leading provider of investor education, financial publications and analytical tools worldwide. The merger will be a stock for stock exchange with shareholders of ZiaSun receiving 75% of the stock in the new company and Telescan shareholders receiving 25% of the stock in the new company. Each share of ZiaSun common stock will be exchanged for 1 share of INVESTools common stock and each share of Telescan common stock will be exchanged for .55531 share of INVESTools common stock. The merger is expected to be completed in November 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        BUSINESS OVERVIEW

        Telescan is committed to helping investors improve their investment results through advice and the educated use of proprietary investment search tools. The Company provides financial products and services marketed through two divisions,

            o The Consumer Division delivers premium investment advice and education to individual investors online through two Web properties, INVESTools.com and WallStreetCity.com. INVESTools.com publishes actionable investment advice and education, and WallStreetCity.com is well known for its investment search tool, ProSearch(TM). The Division also offers private-label subscription marketing and e-mail list management services.

            o The Business-to-Business Division offers an array of online financial solutions, including quotes, charts, news, portfolio reports and stock and mutual fund screening tools, to businesses seeking to expand their offerings online and gain greater cost efficiency through outsourcing.

        RECENT DEVELOPMENTS

        In May 2001, the Company executed a merger agreement with ZiaSun Technologies, Inc. ("ZiaSun") to form a new company, INVESTools Inc. ("INVESTools"). The new company will be a leading provider of investor education, financial publications and analytical tools worldwide. The merger will be a stock for stock exchange with shareholders of ZiaSun receiving 75% of the stock in the new company and Telescan shareholders receiving 25% of the stock in the new company. Each share of ZiaSun common stock will be exchanged for 1 share of INVESTools common stock and each share of Telescan common stock will be exchanged for .55531 share of INVESTools common stock. The merger is expected to be completed in November 2001.

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

            Revenues from the Business-to-Business Division declined $1.8 million, or 42%, from the prior year. This decline is primarily due to the termination of contracts in 2000, which reduced the amortization of deferred revenue in 2001 as compared to 2000. The deferred revenue associated with these contracts was recognized when the contracts terminated. Also adversely affecting revenue is the decline in custom contract revenue in 2001 as compared to 2000 slightly offset by the increase in sales of QuickTools contracts upon completion of the upgrade of the technology platform in late 2000.

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

            It is the Company's intention to control its operating expenses while continuing to focus on its existing products. In addition, the Company has implemented changes intended to reduce certain operating expenses. The Company will continue to liquidate its marketable securities portfolio during 2001 and is continuing its exploration of strategic alternatives including exploring sources of additional financing. The Company is in the process of consummating a merger with ZiaSun. If the merger is consummated prior to year-end, management believes that the combined entity will have sufficient cash flows to fund operations and capital requirements. No assurance can be given as to when, or if, the Company will be able to complete the merger with ZiaSun.

            These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors including successful completion of the merger with ZiaSun. As disclosed in the Company's Form 10-K/A for the year ended December 31, 2000, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph stating that there is substantial doubt about the Company's ability to continue as a going concern.


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

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (A) Exhibits:

            10.1 Amended and Restated Termination of Employment Agreement by and between the Company and David M. Berray dated December 1, 2000. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated March 31, 2000.)
            10.2 Termination of Employment Agreement by and between the Company and Dennis L. Santiago dated December 31, 2000. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q dated March 31, 2000.)

        (B) Reports on Form 8-K:

            None.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               TELESCAN, INC.


                                               /s/  PAUL A. HELBLING
                                               ------------------------------

                                               Paul A. Helbling
                                               Chief Financial Officer
                                               A duly authorized officer of the
                                               Registrant

        Date:  October 8, 2001