Form 10-Q/A
period 2001-06-30
TELESCAN INC
filed 2001-10-12
CIK 832175

                                   FORM 10-Q/A


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 0-17508

                                 TELESCAN, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                             72-1121748
      ----------------------------------------------------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)


     5959 CORPORATE DRIVE, SUITE 2000, HOUSTON, TEXAS         77036
    --------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)


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

                         TELESCAN, INC. AND SUBSIDIARIES
                               REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001



PART I - FINANCIAL INFORMATION............................................   2

  ITEM 1.  FINANCIAL STATEMENTS...........................................   2
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS....................................   8
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  12

PART II - OTHER INFORMATION...............................................  12

  ITEM 1.  LEGAL PROCEEDINGS..............................................  12
  ITEM 2.  CHANGES IN SECURITIES..........................................  13
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................  13
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  13
  ITEM 5.  OTHER INFORMATION..............................................  13
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................  13

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         TELESCAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  JUNE 30,        DECEMBER 31,
                                                                                    2001             2000
                                                                                ------------     --------------
                                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  2,147          $  1,494
   Accounts receivable, net (allowance: $347, $262)                                  1,151             3,411
   Notes receivable                                                                     --             4,594
   Marketable securities                                                               729             4,178
   Other current assets                                                                234               446
                                                                                  --------          --------
           TOTAL CURRENT ASSETS                                                      4,261            14,123
Investments                                                                            731               968
Property and equipment, net                                                          2,685             3,431
Software development costs, net                                                      1,089               838
Other assets                                                                            69                80
                                                                                  --------          --------
           TOTAL ASSETS                                                           $  8,835          $ 19,440
                                                                                  ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                               $  3,000          $  3,799
   Deferred revenue                                                                  3,058             4,008
   Accrued payroll                                                                     407               941
   Accrued royalties                                                                   869               869
   Other current liabilities                                                           296               350
                                                                                  --------          --------
           TOTAL CURRENT LIABILITIES                                                 7,630             9,967
Capital lease obligations                                                               --                46
STOCKHOLDERS' EQUITY:
Class A - convertible preferred stock (liquidation preference $25 per share)
   (shares issued and outstanding: 0; 120)                                              --                 1
Class B - convertible preferred stock (liquidation preference $25 per share)
   (shares issued and outstanding: 120; 0)                                               1                --
Common stock
   (shares issued and outstanding:  16,296; 16,296)                                    162               162
Additional paid in capital                                                          67,650            67,650
Accumulated comprehensive income                                                    (2,253)               --
Accumulated deficit                                                                (64,355)          (58,386)
                                                                                  --------          --------
           TOTAL STOCKHOLDERS' EQUITY                                                1,205             9,427
                                                                                  --------          --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  8,835          $ 19,440
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

4.    SPECIAL AND OTHER CHARGES

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

11.   CALCULATION OF EARNINGS PER SHARE


                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
The calculation of earnings per share was as follows:                          JUNE 30,                        JUNE 30,
                                                                     ----------------------------    ---------------------------
                                                                          2001              2000         2001              2000
                                                                     -------------        -------    ------------        -------
Net income (loss) attributable to common shareholders (a)            $      (3,939)       $ 1,607    $     (5,969)       $ 9,753
Dividends on preferred stock                                                     - (c)         38               - (c)         75
                                                                     -------------        -------    ------------        -------
Net income (loss) attributable to common shareholders, assuming
   dilution (b)                                                      $      (3,939)       $ 1,645    $     (5,969)       $ 9,828
                                                                     =============        =======    ============        =======

Average shares outstanding (a)                                              16,296         16,747          16,296         16,690
Effect of dilutive securities
    Convertible preferred stock                                                  - (c)        443               - (c)        443
    Stock options                                                                - (c)        181               - (c)        338
                                                                     -------------        -------    ------------        -------
Average shares outstanding, assuming dilution (b)                           16,296         17,371          16,296         17,471
                                                                     =============        =======    ============        =======

Net income (loss) per common share
    Basic                                                            $       (0.24)       $  0.10    $      (0.37)       $  0.58
    Diluted                                                          $       (0.24)       $  0.09    $      (0.37)       $  0.56


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

      Revenues from the Business-to-Business Division declined $2.0 million, or 26%, from the prior year. This decline is primarily due to the termination of contracts with GlobalNet Financial.com, Inc. and others in late 2000 as well as custom development revenue in 2000 from NBC, which did not recur in 2001. The License Agreement with NBC was terminated in the second quarter of 2001. The deferred revenue associated with the contracts was recognized when the contracts terminated. Also, adversely affecting the revenue is the net decline in Web site development and hosting revenue in 2001 compared to 2000.

      Other revenue declined $1.9 million, or 83%, compared to the corresponding period of the prior year primarily due to changes in the BPI contract initiated in December 2000 converting the contract to a flat monthly hosting fee and the termination of the contract in early April 2001.

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

      Special and other charges for the six months ended June 30, 2000 included the following:

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

            o     Severance charges - due to workforce reductions - $387,000

            o     Discontinued product lines - no longer strategic - $264,000

      LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2001, cash and cash equivalents totaled $2.1 million, a $653,000 increase from December 31, 2000. The increase was primarily due to net cash provided by investing activities partially offset by net cash used in operating activities. Working capital, which includes $3.1 million of deferred revenue at June 30, 2001, decreased by $7.5 million from December 31, 2000 to a deficit of $3.4 million primarily due to the conversion of the note receivable due from TeamVest LLC to an investment, as well as continued sales of and declines in the fair market value of the Company's marketable securities holdings.

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

      Investing activities added $1.7 million in cash primarily from the $1.5 million payment on the $4.2 million note receivable from TeamVest LLC received in January and the $811,000 in proceeds on the sales of marketable securities partially offset by $502,000 of capitalized software development costs.

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

                                              FOR                WITHHELD
                                         -------------         -------------
       Lee K. Barba                       15,239,785              77,982
       Elisabeth Y. Sami                  15,207,015             110,752
       William D. Savoy                   15,239,597              78,170
       Stephen C. Wood                    15,222,557              95,210


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

                                   Telescan, Inc.


                                        /s/  PAUL A. HELBLING
                                   ----------------------------------

                                   Paul A. Helbling
                                   Chief Financial Officer
                                   A duly authorized officer of the Registrant

Date:  October 8, 2001