Form 10-Q
period 2001-09-30
TELESCAN INC
filed 2001-11-14
CIK 832175

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER 0-17508

                                 TELESCAN, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                              72-1121748
   --------------------------------------------------------------------------
    (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)           Identification No.)


  5959 CORPORATE DRIVE, SUITE 2000, HOUSTON, TEXAS           77036
 -------------------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)


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


   $.01 par value per share Common Stock: 16,296,026 as of November 12, 2001.

                         TELESCAN, INC. AND SUBSIDIARIES
                               REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001



PART I - FINANCIAL INFORMATION................................................2

  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS..................................2
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS.......................................................9
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........13

PART II - OTHER INFORMATION..................................................13

  ITEM 1.  LEGAL PROCEEDINGS.................................................13
  ITEM 2.  CHANGES IN SECURITIES.............................................13
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................13
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13
  ITEM 5.  OTHER INFORMATION.................................................14
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................14

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         TELESCAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                   2001               2000
                                                                             ---------------   ---------------
                                                                               (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $    957          $  1,494
   Accounts receivable, net (allowance:  $285, $262)                                1,275             3,411
   Notes receivable                                                                    --             4,594
   Marketable securities                                                               21             4,178
   Other current assets                                                               172               446
                                                                                 --------          --------
           TOTAL CURRENT ASSETS                                                     2,425            14,123
Property and equipment, net                                                         2,304             3,431
Software development costs, net                                                       849               838
Investments                                                                           731               968
Other assets                                                                           68                80
                                                                                 --------          --------
           TOTAL ASSETS                                                          $  6,377          $ 19,440
                                                                                 ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                              $  2,852          $  3,799
   Deferred revenue                                                                 2,405             4,008
   Accrued royalties                                                                  586               869
   Accrued payroll                                                                    299               941
   Other current liabilities                                                          532               350
                                                                                 --------          --------
           TOTAL CURRENT LIABILITIES                                                6,674             9,967

Capital lease obligations                                                              --                46
STOCKHOLDERS' EQUITY:
Class A - convertible preferred stock (liquidation preference $25 per share)
   (shares issued and outstanding: 0; 120)                                             --                 1
Class B - convertible preferred stock (liquidation preference $25 per share)
   (shares issued and outstanding: 120; 0)                                              1                --
Common stock
   (shares issued and outstanding:  16,296; 16,296)                                   162               162
Additional paid in capital                                                         67,650            67,650
Accumulated comprehensive income                                                       --                --
Accumulated deficit                                                               (68,110)          (58,386)
                                                                                 --------          --------
           TOTAL STOCKHOLDERS' EQUITY                                                (297)            9,427
                                                                                 --------          --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  6,377          $ 19,440
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

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     -----------------------       -----------------------
                                                                       2001           2000           2001           2000
                                                                     --------       --------       --------       --------
REVENUE                                                              $  3,726       $  9,183       $ 15,224       $ 27,935
COSTS AND EXPENSES
  Cost of revenue                                                       1,470          4,215          5,973         13,624
  Selling and marketing expenses                                          448          1,993          2,575          5,223
  General and administrative expenses                                   2,448          4,782          8,807         14,458
  Special and other charges                                               625          2,008          4,538          9,182
  Cost of acquisition opportunities                                       434          4,464            870          5,009
                                                                     --------       --------       --------       --------
      Total costs and expenses                                          5,425         17,462         22,763         47,496

LOSS FROM OPERATIONS                                                   (1,699)        (8,279)        (7,539)       (19,561)
OTHER INCOME (EXPENSE)
  Net gain (loss) on sales of marketable securities                    (2,038)            --         (2,159)        20,696
  Interest, net                                                            11            135             54            548
  Other, net                                                                1             45             11             46
                                                                     --------       --------       --------       --------
      Total other income (expense)                                     (2,026)           180         (2,094)        21,290
                                                                     --------       --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES                                      (3,725)        (8,099)        (9,633)         1,729

  Income tax benefit                                                       --             --             --             --
                                                                     --------       --------       --------       --------
NET INCOME (LOSS)                                                      (3,725)        (8,099)        (9,633)         1,729
  Less: Preferred stock dividends                                         (30)           (38)           (91)          (113)
                                                                     --------       --------       --------       --------
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                    $ (3,755)      $ (8,137)      $ (9,724)      $  1,616
                                                                     ========       ========       ========       ========
NET INCOME (LOSS) PER COMMON SHARE
  Basic                                                              $  (0.23)      $  (0.48)      $  (0.60)      $   0.10
  Diluted                                                            $  (0.23)      $  (0.48)      $  (0.60)      $   0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                                16,296         16,829         16,296         16,737
  Diluted                                                              16,296         16,829         16,296         18,756


                                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                                   (IN THOUSANDS)

Net income (loss)                                                    $ (3,725)      $ (8,099)      $ (9,633)      $  1,729
Change in net unrealized losses on marketable securities                2,253         (8,989)            --        (52,911)
Deferred taxes on net unrealized losses on marketable securities           --          3,416             --         20,106
                                                                     --------       --------       --------       --------
           COMPREHENSIVE LOSS                                        $ (1,472)      $(13,672)      $ (9,633)      $(31,076)
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

                         TELESCAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                ------------------------
                                                                                  2001            2000
                                                                                --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $ (9,633)       $  1,729
    Reconciling adjustments:
      Net (gain) loss on sale of marketable securities                             2,159         (20,696)
      Special and other non-cash charges                                           4,019           8,704
      Cost of acquisition opportunities                                              870           4,194
      Stock options/ warrants provided for services                                   --             362
      Amortization of deferred revenue                                            (1,603)         (3,258)
      Depreciation and amortization                                                1,758           2,320
    Changes in assets and liabilities:
      (Increase)/decrease in accounts receivable                                   2,136              (7)
      Decrease in other current assets and other assets                              283             328
      Decrease in accounts payable                                                (1,818)         (1,118)
      Increase/(decrease) in other current liabilities                              (596)            550
      Other                                                                          (27)             --
                                                                                --------        --------
             Net cash used in operating activities                                (2,452)         (6,892)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                             (112)         (1,381)
    Additions to software development cost                                          (538)           (581)
    Proceeds from repayment of note receivable                                     1,500              --
    Proceeds from the sale of marketable securities                                1,323              --
    Purchases of investments                                                          --          (3,639)
    Other                                                                             10             525
                                                                                --------        --------
             Net cash provided by (used in) investing activities                   2,183          (5,076)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                           --             685
    Preferred dividends paid                                                         (61)           (113)
    Borrowings on capital lease obligations and notes payable                         23              20
    Payments on notes payable and capital lease obligations                         (230)           (363)
                                                                                --------        --------
             Net cash provided by (used in) financing activities                    (268)            229
                                                                                --------        --------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (537)        (11,739)
CASH AND CASH EQUIVALENTS:
    Beginning of period                                                            1,494          12,625
                                                                                --------        --------
    End of period                                                               $    957        $    886
                                                                                ========        ========
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
    Net unrealized gain (loss), net of tax                                      $ (2,392)       $ 30,302
    Exercise of GlobalNetFinancial.com option through sale of
         GlobalNetFinancial.com stock                                                 --          33,227
    Stock received in lieu for payment of services rendered                           --              --
    Acquisition of assets for stock                                                   --             350
    Conversion of note receivable into equity investment                           3,107              64


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the September 30, 2000 consolidated financial statements have been reclassified to conform to the current period's presentation.

2.    LIQUIDITY

It is the Company's intention to control its operating expenses while continuing to focus on its existing products. In addition, the Company has implemented changes intended to reduce certain operating expenses. As discussed in Note 13, the Company sold its remaining marketable securities in October 2001. The Company is in the process of consummating a merger with ZiaSun Technologies, Inc. ("ZiaSun"), as discussed in Note 3 below. If this merger is consummated prior to year-end, management believes that the combined entity will have sufficient cash flows to fund operations and capital requirements. The Company currently expects to complete the merger in December 2001; however, no assurance can be given as to when, or if, the Company will be able to complete the merger.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, including successful completion of the merger with ZiaSun. As disclosed in the Company's financial statements for the year ended December 31, 2000, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph stating that there is substantial doubt about the Company's ability to continue as a going concern.

3.    MERGER WITH ZIASUN TECHNOLOGIES, INC.

In May 2001, the Company executed a merger agreement with ZiaSun to form a new company, INVESTools Inc. ("INVESTools"). The new company will provide investor education, financial publications and analytical tools worldwide. The merger will be a stock for stock exchange with shareholders of ZiaSun receiving 75% of the stock in the new company and Telescan stockholders receiving 25% of the stock in the new company. Each share of ZiaSun common stock will be exchanged for one share of INVESTools common stock and each share of Telescan common stock will be exchanged for 0.55531 shares of INVESTools common stock.

4.     SPECIAL AND OTHER CHARGES

Special and other charges in the first nine months of 2001 included the following:

      o $2.4 million to reduce the investment in TeamVest LLC to fair value based on current valuation.

      o $700,000 to write-off the investment in GRO Corporation because the Company no longer expects to recover its investment.

      o $400,000 to write-down its investment in Individual Investor Group, Inc. because the Company no longer expects to recover its investment.

      o $300,000 to write-off the investment in FreeRealTime.com, Inc., which filed for voluntary bankruptcy.

      o $200,000 to write-off the investment in Tachyon Systems, LLC because the Company no longer expects to recover its investment.

      o $500,000 for severance costs as the Company continues efforts to control costs by further reducing staff.

5.    COST OF ACQUISITION OPPORTUNITIES

Cost of acquisition opportunities for the first nine months of 2001 were incurred in connection with the merger with ZiaSun currently underway. In 2000, the costs related to acquisition targets no longer being pursued.

6.    MARKETABLE SECURITIES

During the first nine months of 2001, in conjunction with management's business plans, the Company sold shares of marketable securities and recognized $66,000 in gross gains and $2.2 million in gross losses. Proceeds of $1.3 million were received from these sales.

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

8.    PREFERRED STOCK

In January 2001, the holders of the 120,000 shares of Class A 5% Convertible Preferred Stock agreed to exchange all of their shares for new Class B 4% Convertible Preferred Stock ("4% Preferred Stock"). The 4% Preferred Stock pays $1.00 per share per annum in dividends and is convertible into 3,000,000 shares of Common Stock, which the Company has reserved for such conversion. The stock automatically converts on May 15, 2002. Pursuant to the terms of the merger agreement discussed in Note 3, these stockholders will receive INVESTools Preferred Stock with terms identical to the 4% Preferred Stock upon consummation of the merger.

At September 30, 2001, the Company had a liability of $30,000 for dividends in arrears on this preferred stock.

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

A Settlement and Termination Agreement was entered into in June 2001 between the Company and NBC, which terminated the license agreement then in place between the parties. In accordance with the settlement agreement, the Company hosted NBC's web site until July 27, 2001. All other obligations under the license agreement were terminated with the settlement agreement. NBC paid the Company $1.5 million to satisfy outstanding receivables and to comply with the negotiated early termination costs included as part of the original agreement. The Company recognized approximately $900,000 in additional revenue in June 2001 as a result of the termination of the license agreement. In July 2001, the Company recognized approximately $100,000 in revenue related to the remaining licensing and hosting fees.

10.   CONTINGENCIES

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

11.   CALCULATION OF EARNINGS PER SHARE

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
The calculation of earnings per share was as follows:                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  ------------------------        -----------------------
                                                                    2001            2000            2001            2000
                                                                  --------        --------        --------        -------
Income (loss) attributable to common shareholders (a)             $ (3,755)       $ (8,137)       $ (9,724)       $ 1,616
Dividends on preferred stock                                             -(c)            -(c)            -(c)         113
                                                                  --------        --------        --------        -------
Income (loss) attributable to common shareholders,
   assuming dilution(b)                                           $ (3,755)       $ (8,137)       $ (9,724)       $ 1,729
                                                                  ========        ========        ========        =======

Average shares outstanding (a)                                      16,296          16,829          16,296         16,737
Effect of dilutive securities
    Convertible preferred stock                                          -(c)            -(c)            -(c)       1,742
    Stock options                                                        -(c)            -(c)            -(c)         277
                                                                  --------        --------        --------        -------
Average shares outstanding, assuming dilution (b)                   16,296          16,829          16,296         18,756
                                                                  ========        ========        ========        =======

Net income (loss) per common share
    Basic                                                         $  (0.23)       $  (0.48)       $  (0.60)       $  0.10
    Diluted                                                       $  (0.23)       $  (0.48)       $  (0.60)       $  0.09

    (a) Used to compute basic earnings per share.
    (b) Used to compute diluted earnings per share.
    (c) Because the Company is in a loss position, the stock options and convertible preferred stock are antidilutive.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Statement No. 144 supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS for the disposal of a segment of a business. The purpose of this statement was to bring together two accounting models for disposing of long-lived assets under one framework. In addition, Statement No. 144 eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

In June 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

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

Management believes adoption of these pronouncements will not have a material impact on the consolidated results of operations or financial position of the Company.

13.   SUBSEQUENT EVENTS

In October 2001, the Company entered into an Asset Purchase Agreement with Individual Investor Group, Inc. ("IIGP") to purchase certain assets from it in exchange for all of the IIGP stock held by the Company, which was classified as a marketable security as of September 30, 2001. The assets included a database of registered users and use of the domain name IndividualInvestor.com. No gain or loss was recorded on the transaction in the fourth quarter of 2001. See Note 4 for a discussion of the write-down to fair value that the Company recognized on the marketable security in the third quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

Telescan is committed to helping investors improve their investment results through advice and the educated use of proprietary investment search tools. The Company provides financial services marketed to two types of customers.

      o The Consumer Division delivers investment advice and education to individual investors online through two Web properties, INVESTools.com and WallStreetCity.com. INVESTools.com delivers investment advice and education and WallStreetCity.com is known for its investment search tool, ProSearch. The Consumer Division also offers private-label subscription marketing and e-mail list management services.

      o The Business-to-Business Division offers an array of online financial solutions including quotes, charts, news, portfolio reports and stock and mutual fund screening tools to businesses seeking to expand their offerings online and gain greater cost efficiency through outsourcing.

RECENT DEVELOPMENTS

In May 2001, the Company executed a merger agreement with ZiaSun Technologies, Inc. ("ZiaSun") to form a new company, INVESTools, Inc. ("INVESTools"). The new company will provide investor education, financial publications and analytical tools worldwide. The merger will be a stock for stock exchange with shareholders of ZiaSun receiving 75% of the stock in the new company and Telescan shareholders receiving 25% of the stock in the new company. Each share of ZiaSun common stock will be exchanged for one share of INVESTools common stock and each share of Telescan common stock will be exchanged for 0.55531 share of INVESTools common stock. The merger is expected to be completed in December 2001.

September 25, 2001 was the last day the Company's common stock was traded on the Nasdaq National Market. On September 26, 2001, the Company's common stock began trading on the OTC Bulletin Board of the NASD.

In October 2001, the Company entered into an Asset Purchase Agreement with Individual Investor Group, Inc. ("IIGP") to purchase certain assets from it in exchange for all of the IIGP stock held by the Company, which was classified as a marketable security. The assets included a database of registered users and use of the domain name IndividualInvestor.com. No gain or loss was recorded on the transaction in the fourth quarter of 2001. Refer to the following analysis for a discussion of the write-down the Company recognized on the marketable security during the third quarter of 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

For the three months ended September 30, 2001, the Company continues to be impacted by the effects of the softening demand for services in the Internet market. Revenues decreased a total of $5.5 million, or 59%, compared to the prior year quarter. The continuing depressed market for Internet advertising and online services contributed to a decrease of $1.7 million, or 44%, compared to the prior year quarter. In addition, the termination of contracts with some of the Company's more significant customers, GlobalNet Financial.com, Inc. ("GlobalNet"), BPI Communications, Inc. ("BPI") and National Broadcasting Company, Inc. ("NBC") have directly reduced revenues $3.4 million, or 65%, from the same period in 2000. Amortization of deferred revenue has also decreased by approximately $500,000 from 2000 as there are fewer contracts remaining to amortize. Development revenues have also declined compared to the prior year as more companies are performing web site development in house and, therefore, not utilizing the Company for these services.

Cost of revenues decreased $2.7 million, or 65%, from the prior year quarter. The decrease is primarily to due to (i) the decline in revenues, which drive royalty and data costs, (ii) the termination of the BPI and NBC contracts during 2001 for which cost of revenues averaged 67%, and (iii) decreased compensation costs due to staff reductions in the last 12 months. As a percentage of revenue, cost of revenues decreased significantly from 46% in the third quarter of 2000 to 39% in the third quarter of 2001.

Selling and marketing expenses decreased $1.5 million, or 78%, from the prior year quarter primarily due to decreased compensation costs resulting from the reduction in headcount. As a percentage of revenue, selling and marketing costs decreased from 22% in the third quarter of 2000 to 12% in the third quarter of 2001.

General and administrative expenses decreased $2.3 million, or 49%, from the prior year period quarter primarily due to the decreased compensation costs resulting from the headcount reductions and decreased legal and accounting fees, travel costs and depreciation. As a percentage of revenue, general and administrative costs increased from 52% in the third quarter of 2000 to 66% in the third quarter of 2001.

During the third quarter of 2001, the Company recognized a $2.0 million gross loss on sales of marketable securities. The Company received approximately $500,000 in proceeds from these sales.

During the third quarter of 2001, special and other charges of $600,000 were incurred related to (i) a write-down of the investment in IIGP of approximately $400,000 because the Company does not expect to recover its investment, and (ii) severance costs as the Company continues efforts to control costs by further reducing staff. Special and other charges in the third quarter of 2000 included the following:

      o $1.8 million to write-off the Company's investment in InvestorIQ.com, plc because that company was in liquidation.

      o     $100,000 to write-off costs related to discontinued product lines.

      o $100,000 for severance due to efforts to control costs by reducing staff.

Cost of acquisition opportunities in the third quarter of 2001 were incurred in connection with the merger with ZiaSun. In the third quarter of 2000, costs of approximately $4.5 million were associated with the termination of the merger agreement with GlobalNet, including:

      o     $1.7 million loss on sale of GlobalNet shares.

      o     $1.6 million loss on exchange of shares.

      o $1.1 million in acquisition costs for legal, accounting, investment banking and other fees.

      o     $90,000 write-off of GlobalNet receivables.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

For the nine months ended September 30, 2001, the Company continues to be impacted by the effects of the softening demand for services in the Internet market. Revenues decreased a total of $12.7 million, or 46%, compared to the prior period. The continuing depressed market for Internet advertising and online services contributed to a decrease of $3.3 million, or 37%, as compared to the prior period. In addition, the termination of contracts with some of the Company's significant customers, GlobalNet, BPI and NBC have directly reduced revenues $7.6 million, or 83%, from the same period in 2000. Amortization of deferred revenue has also decreased by $1.6 million from 2000 as there are fewer contracts remaining to amortize. Development revenues have also declined compared to the prior year period as more companies are performing web site development in house and, therefore, not utilizing the Company for these services.

Other revenue declined $3.2 million, or 89%, compared to the prior period primarily due to changes in the BPI contract initiated in December 2000 converting the contract to a flat monthly hosting fee and the subsequent termination of the contract in early April 2001.

Cost of revenues decreased $7.7 million, or 55%, compared to the prior period. The decrease is primarily due to (i) the decline in revenues, which drive royalty and data costs, (ii) the termination of the BPI and NBC contracts during 2001, for which costs of revenues averaged 67%, and (iii) decreased amortization of software development costs due to the write-off of capitalized software costs in the second quarter of 2000. As a percentage of revenue, cost of revenues decreased from 49% in 2000 to 39% in 2001.

Selling and marketing expenses decreased $2.6 million, or 51%, compared to the prior year period primarily due to decreased compensation costs resulting from the reduction in headcount. As a percentage of revenue, selling and marketing costs decreased slightly from 19% in 2000 to 17% in 2001.

General and administrative expenses decreased $5.7 million, or 39%, compared to the prior year period primarily due to the decreased compensation costs resulting from the headcount reductions and decreased legal and accounting fees, travel, recruiting and investor relations expenses. These decreases were partially offset by increased equipment rental costs and rent for additional office space leased in the second quarter of 2000. As a percentage of revenue, general and administrative costs increased from 52% in 2000 to 58% in 2001.

During the nine months ended September 30, 2001, the Company recognized $66,000 in gross gains and $2.2 million in gross losses related to sales of marketable securities. The Company received $1.3 million in proceeds from these sales.

Special and other charges for the nine months ended September 30, 2001 included the following:

      o $2.4 million to reduce the investment in TeamVest LLC to fair value based on current valuation.

      o $700,000 to write-off the investment in GRO Corporation because the Company no longer expects to recover its investment.

      o $400,000 to write-down its investment in Individual Investor Group, Inc. because the Company no longer expects to recover its investment.

      o $300,000 to write-off the investment in FreeRealTime.com, Inc., which filed for voluntary bankruptcy.

      o $200,000 to write-off the investment in Tachyon Systems, LLC because the Company no longer expects to recover its investment.

      o $500,000 for severance as the Company continues efforts to control costs by further reducing staff.

Special and other charges for the nine months ended September 30, 2000 included the following:

      o $4.1 million to write-down technology assets that were no longer strategic or generating revenues.

      o $1.8 million to write-off the investment in InvestorIQ, plc because that company is in liquidation.

      o     $1.1 million settlement of a terminated contract with CyberAction
            Ltd.

      o $900,000 to write-off the investment in Trading Technologies Corporation as the company does not have a viable product.

      o $400,000 to write-off the investment in Telebuild as the Company does not expect to recover its investment based on discussions with interested parties.

      o $400,000 severance as the Company continues efforts to control costs by reducing staff.

      o $300,000 to write-off costs associated with discontinued product lines no longer considered strategic.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, cash and cash equivalents totaled $1.0 million, a $537,000 decrease from December 31, 2000. The decrease was primarily due to net cash used in operating activities partially offset by net cash provided by investing activities. Working capital, which includes $3.1 million of deferred revenue at September 30, 2001, decreased by $8.4 million from December 31, 2000 to a deficit of $4.2 million primarily due to the conversion of the note receivable from TeamVest to an investment, as well as sales of the Company's marketable securities holdings.

Net cash used in operating activities totaled $2.5 million for the nine months ended September 30, 2001. The net loss of $9.6 million included non-cash charges of $4.0 million for write-downs of investments in addition to the $1.8 million routine non-cash charge for depreciation and amortization.

Investing activities added $2.2 million in cash primarily from the $1.5 million payment on the $4.2 million note receivable from TeamVest received in January and the $1.3 million in proceeds on the sales of marketable securities partially offset by approximately $500,000 of capitalized software development costs.

It is the Company's intention to control its operating expenses while continuing to focus on its existing products. In addition, the Company has implemented changes intended to reduce certain operating expenses and sold its remaining marketable securities in October 2001. The Company is in the process of consummating a merger with ZiaSun Technologies, Inc. If this merger is consummated prior to year-end, management believes that the combined entity will have sufficient cash flows to fund operations and capital requirements. The Company currently expects to complete the merger in December 2001, however, no assurance can be given as to when, or if, the Company will be able to complete the merger.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, including successful completion of the merger with ZiaSun. As disclosed in the Company's financial statements for the year ended December 31, 2000, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph stating that there is substantial doubt about the Company's ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Statement No. 144 supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS for the disposal of a segment of a business. The purpose of this statement was to bring together two accounting models for disposing of long-lived assets under one framework. In addition, Statement No. 144 eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

In June 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.

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

Management believes adoption of these pronouncements will not have a material impact on the consolidated results of operations or financial position of the Company.

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

The Company is exposed to the impact of changes in the market values of its investments. The Company invests in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not significantly influence or control the operations. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. During the nine months ended September 30, 2001, the Company recorded $3.3 million of impairments to these non-quoted investments. Management believes the Company's financial statements to be properly stated at fair value at September 30, 2001.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

None.

(b)   Reports on Form 8-K:

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Telescan, Inc.


                                      /s/  PAUL A. HELBLING
                                      ---------------------------------

                                           Paul A. Helbling
                                           Chief Financial Officer
                                           A duly authorized officer
                                           of the Registrant


Date:  November 14, 2001